Form 10-Q
period 1994-09-30
OUTLET CENTRE PARTNERS
filed 1994-11-14
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-16717
                       -------


                          OUTLET CENTRE PARTNERS
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3498737
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS

                                                   1994             1993
                                              --------------  ---------------
Cash and cash equivalents                     $   1,356,151   $    1,308,812
Accounts and accrued interest receivable             57,037          118,110
Escrow deposits                                     918,124
Deferred expenses, net of accumulated
  amortization of $20,781 in 1994 and
  $476,668 in 1993                                  394,844           43,332
                                              --------------  ---------------
                                                  2,726,156        1,470,254
                                              --------------  ---------------
Investment in real estate at cost:
  Land                                            2,871,183        2,871,183
  Buildings and improvements                     27,303,361       27,037,691
                                              --------------  ---------------
                                                 30,174,544       29,908,874
  Less accumulated depreciation                   8,865,568        7,945,254
                                              --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                       21,308,976       21,963,620
                                              --------------  ---------------
                                              $  24,035,132   $   23,433,874
                                              ==============  ===============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     156,141   $      347,663
Due to affiliates                                    66,178           35,255
Accrued real estate taxes payable                   538,533          719,102
Security deposits                                    48,359           65,327
Mortgage note payable                            12,721,614       11,543,885
                                              --------------  ---------------
    Total liabilities                            13,530,825       12,711,232

Partners' capital (30,000 Limited Partnership
  Interests issued and outstanding)              10,504,307       10,722,642
                                              --------------  ---------------
                                              $  24,035,132   $   23,433,874
                                              ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $   2,316,193    $   2,095,604
  Service                                         1,723,694        1,460,599
  Interest on short-term investments                 36,428           26,389
                                              --------------   --------------
      Total income                                4,076,315        3,582,592
                                              --------------   --------------

Expenses:
  Interest on mortgage note payable                 901,022          840,438
  Depreciation                                      920,314          884,600
  Amortization                                       64,113           55,715
  Property operating                              1,454,558        1,501,672
  Real estate taxes                                 538,533          559,680
  Property management fees                          181,992          164,046
  Administrative                                    234,118          150,023
                                              --------------   --------------
      Total expenses                              4,294,650        4,156,174
                                              --------------   --------------
Net loss                                      $    (218,335)   $    (573,582)
                                              ==============   ==============
Net loss allocated to General Partners        $      (2,183)   $      (5,736)
                                              ==============   ==============
Net loss allocated to Limited Partners        $    (216,152)   $    (567,846)
                                              ==============   ==============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $       (7.20)   $      (18.93)
                                              ==============   ==============
Distributions to Limited Partners                      None    $     663,000
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                             None    $       22.10
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $     767,113    $     768,214
  Service                                           510,740          516,076
  Interest on short-term investments                 13,688            5,222
                                              --------------   --------------
      Total income                                1,291,541        1,289,512
                                              --------------   --------------

Expenses:
  Interest on mortgage note payable                 322,975          281,665
  Depreciation                                      306,771          304,984
  Amortization                                       20,781           18,572
  Property operating                                494,436          416,742
  Real estate taxes                                 178,981          186,559
  Property management fees                           56,021           58,961
  Administrative                                     54,650           60,427
                                              --------------   --------------
      Total expenses                              1,434,615        1,327,910
                                              --------------   --------------
Net loss                                      $    (143,074)   $     (38,398)
                                              ==============   ==============
Net loss allocated to General Partners        $      (1,430)   $        (384)
                                              ==============   ==============
Net loss allocated to Limited Partners        $    (141,644)   $     (38,014)
                                              ==============   ==============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $       (4.72)   $       (1.27)
                                              ==============   ==============
Distribution to Limited Partners                       None    $     165,750
                                              ==============   ==============
Distribution per Limited Partnership Interest          None    $       5.525
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net loss                                    $    (218,335)   $    (573,582)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation of property                      920,314          884,600
      Amortization of deferred expenses              64,113           55,715
      Net change in:
        Accounts and accrued interest
          receivable                                 61,073           42,975
        Escrow deposits                             (14,949)
        Accounts payable                           (191,522)        (189,712)
        Due to affiliates                            30,923            8,781
        Accrued real estate taxes                  (180,569)        (186,560)
        Security deposits                           (16,968)          (2,971)
                                              --------------   --------------
  Net cash provided by operating activities         454,080           39,246
                                              --------------   --------------
Investing activity:
  Improvements to property                         (265,670)        (364,688)
                                              --------------   --------------
  Net cash used in investing activity              (265,670)        (364,688)
                                              --------------   --------------
Financing activities:
  Distributions to Limited Partners                                 (663,000)
  Proceeds from refinancing of
    mortgage note payable                        12,750,000
  Repayment of mortgage note payable            (11,468,631)
  Principal payments on mortgage note payable      (103,640)         (99,162)
  Funding of capital improvement escrows           (903,175)
  Payment of deferred expenses                     (415,625)
                                              --------------   --------------
  Net cash used in financing activities            (141,071)        (762,162)
                                              --------------   --------------

Net change in cash and cash equivalents              47,339       (1,087,604)
Cash and cash equivalents at beginning
  of year                                         1,308,812        1,815,751
                                              --------------   --------------
Cash and cash equivalents at end of period    $   1,356,151    $     728,147
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                             OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage note payable of $901,022 and $840,438, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $185,572   $61,786      $20,219
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       24,876    13,661        9,625
        Data processing                   5,960     3,096        7,136
        Investor communications          15,156     8,323        7,449
        Legal                             4,961     2,724        2,890
        Portfolio management             20,530    11,274        8,270
        Other                            29,423    16,157       10,589

4.  Loan Refinancing:

In June 1994, the Partnership completed the refinancing of the Factory Outlet Centre's first mortgage loan which was to mature in August 1994. The principal balance on the prior loan was $11,468,631 and bore interest at a rate of 9.75%. The terms of the new loan provide for a $12,750,000 mortgage balance with a 10.14% interest rate, monthly principal and interest payments of $117,120 based on a 25-year amortization schedule, and a maturity date of July 1999. Fees of approximately $416,000 were paid in connection with the refinancing. In addition, the lender required funds to be deposited into real estate tax, insurance and capital improvement escrow accounts.

                             OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlet Centre Partners (the "Partnership") was formed in 1987 and owns and operates the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership raised $30,000,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire the Centre.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Centre's operations have stabilized and begun to improve due to renovations and leasing efforts undertaken in 1993. As a result, the net loss decreased during the nine months ended September 30, 1994 as compared to the same period in 1993. An increase in advertising costs and higher interest expense on the refinanced mortgage loan payable resulted in an increase in the net loss during the quarter ended September 30, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The Partnership receives rents from certain tenants based on a percentage of their gross sales in excess of stipulated minimums. Rising sales for many tenants at the Centre and successful leasing efforts undertaken in early 1993 have caused an increase in percentage and base rent collections, resulting in an increase in rental income during the nine months ended September 30, 1994 as compared to the same period in 1993.

The Partnership bills tenants on a monthly basis for common area maintenance, real estate taxes, advertising costs and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The billings during 1994 also reflect additional income from the reimbursement of property management fees, which are now billable to tenants under the terms of new leases. The periodic adjustment of billings, combined with the increase in the amount billable to tenants in 1994, have resulted in an increase in service income during the nine months ended September 30, 1994 as compared to the same period in 1993.

An increase in the principal balance and interest rate on the Centre's mortgage loan due to the June 1994 refinancing caused an increase in interest on mortgage note payable during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Higher advertising expenses related to the Centre's media and marketing campaign resulted in an increase in property operating expenses during the quarter ended September 30, 1994 as compared to the same period in 1993.

As a result of the increased rental and service income described above, property management fees increased during the nine months ended September 30, 1994 as compared to the same period in 1993.

Higher portfolio management, legal and accounting fees related primarily to the refinancing of the Centre's mortgage loan have caused an increase in administrative expenses during the nine months ended September 30, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources
- - -------------------------------

The cash flow provided by the Partnership's operating activities reflects operations of the Centre plus interest income generated by short-term investments, offset by administrative expenses of the Partnership. This cash flow was partially used in investing and financing activities for improvements at the Centre and principal payments on the mortgage note payable, respectively. In addition, financing activities of the Partnership reflect the net proceeds from the Centre's mortgage loan refinancing, which were used to fund capital improvement escrows and financing fees. As a result, the cash or near cash position of the Partnership increased slightly as of September 30, 1994 when compared to December 31, 1993.

The costs incurred in connection with the programs and strategies for the Centre described herein have been funded with cash flow as well as the cash reserves of the Partnership. Based upon the decline in the Partnership's cash reserves and in anticipation of working capital deemed necessary for refinancing the Centre's mortgage note payable, the General Partner suspended distributions to Limited Partners beginning with the fourth quarter 1993 distribution.

In June 1994, the Partnership completed the refinancing of the Centre's first mortgage loan. The principal balance on the prior loan was $11,468,631 and bore interest at a rate of 9.75%. The terms of the new loan provide for a $12,750,000 mortgage balance with a 10.14% interest rate, monthly principal and interest payments of $117,120 based on a 25-year amortization schedule, and a maturity date of July 1999. Fees of approximately $416,000 were paid in connection with the refinancing. In addition, the lender required funds to be deposited into real estate tax, insurance and capital improvement escrow accounts.

The August 1991 opening of the 2.4 million square foot Gurnee Mills outlet center in Gurnee, Illinois, resulted in additional competition for the Centre. However, upon completion of the Centre's major renovation in late 1992, gross sales at the Centre have generally stabilized and begun to rise. In addition, during the second half of 1992 and throughout 1993, the Centre experienced a high rate of lease expirations. Through successful leasing strategies and efforts, many tenant leases were renewed, and several new tenant leases were signed. These leasing strategies and efforts have continued into 1994 as additional tenant leases have been expiring. As a result, the Centre has maintained an average occupancy level of 90 percent. The Partnership has also continued its media and marketing campaign. In addition, continued repairs and upgrades are required in order for the Centre to remain attractive to tenants and shoppers. The success of this media campaign and the leasing and repair programs will impact the level of future cash flow generated by the Centre and the Partnership's ability to resume distributions to Limited Partners, as well as the future sale price which may be obtained by the Partnership.

A 400,000 square foot outlet mall is being constructed in Huntley, Illinois, which is approximately 50 miles southwest of the Centre. Approximately 192,000 square feet has recently been completed and was opened to shoppers in August 1994. The remainder is expected to be completed in two phases by 1996. The General Partner currently believes that this mall is unlikely to have a significant impact on the operations at the Centre based upon its location relative to the Centre.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                             OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit No. 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated April 2, 1987 (Registration No. 33-13097) and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-16717) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending

September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OUTLET CENTRE PARTNERS



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XXII, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XXII, the General Partner


Date: November 11, 1994
      ---------------------------