Form 10-K
period 1994-12-31
OUTLET CENTRE PARTNERS
filed 1995-03-28
CIK 812094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to

Commission file number 0-16717

                             OUTLET CENTRE PARTNERS
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3498737
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                     PART I

Item 1. Business
- ----------------

Outlet Centre Partners (the "Registrant") is a limited partnership formed in March 1987 under the laws of the State of Illinois, which raised $30,000,000 from sales of Limited Partnership Interests. The Registrant owns (through subsidiaries) the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin as described under "Property" (Item 2). The Registrant's operations consist exclusively of investment in and operation of income producing real property, and all financial information included in this report relates to this industry segment.

In June 1994, the Registrant completed the refinancing of the Centre's first mortgage loan. See Note 3 of Notes to Financial Statements for further information.

The Centre is subject to certain competitive conditions in the market in which the property is located. See Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XXII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Property
- ----------------

As of December 31, 1994, the Registrant owns the Factory Outlet Centre, a regional enclosed mall containing approximately 310,000 square feet located on approximately 33 acres in Bristol, Wisconsin.

The property is held subject to a mortgage loan.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for the property.

See Notes to Financial Statements for other information regarding the property investment.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, following.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 2,046.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $ 5,500,853 $ 5,066,152 $ 5,654,459 $ 6,131,744 $ 5,798,949
Net (loss) income     (118,837)   (446,805)   (217,234)    708,302     504,302
Net (loss) income
  per Limited
  Partnership
  Interest               (3.92)     (14.74)      (7.17)      23.37       16.64
Total assets        24,143,296  23,433,874  24,772,417  26,234,651  27,023,973
Mortgage note
  payable           12,692,502  11,543,885  11,664,937  11,771,694  11,876,774
Distributions per
  Limited Partnership
  Interest                None      27.625       44.20       44.20       44.20

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

The Centre's operations have stabilized and begun to improve due to renovations and leasing efforts undertaken during the past two years. As a result, the net loss decreased during 1994 as compared to 1993. Lower average occupancy, rental rates and percentage rent collections during 1993 caused an increase in the net loss during 1993 as compared to 1992. Further discussion of Outlet Centre Partners' (the "Partnership") operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

The Partnership receives rents from certain tenants based on a percentage of their gross sales in excess of stipulated minimums. Higher sales for some tenants at the Centre and higher average occupancy have caused an increase in percentage and base rents, resulting in an increase in rental income during 1994 as compared to 1993.

The Partnership bills tenants on a monthly basis for common area maintenance, advertising costs and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The billings during 1994 also reflect additional income from the reimbursement of property management fees, which are now billable to tenants. The periodic adjustment of billings, combined with the increase in the amount billable to tenants in 1994, have resulted in an increase in service income during 1994 as compared to 1993.

An increase in the principal balance and interest rate on the Centre's mortgage loan due to the June 1994 refinancing caused an increase in interest expense on the mortgage note payable during 1994 as compared to 1993.

Additional capitalized improvements at the Centre resulted in an increase in depreciation expense during 1994 as compared to 1993.

During the first half of 1993, advertising and other promotional expenses were incurred in order to promote the Centre. During 1994, lower advertising costs were partially offset by higher insurance expense, resulting in a decrease in property operating expense during 1994 as compared to 1993.

As a result of repair upgrades to the Centre's heating and air conditioning system, maintenance and repairs increased during 1994 as compared to 1993.

A lower assessed value levied by the local taxing authority resulted in a decrease in real estate taxes during 1994 as compared to 1993.

Higher portfolio management, legal and accounting fees caused an increase in administrative expenses during 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

During the second half of 1992 and throughout 1993, the Centre experienced a high rate of lease expirations causing average occupancy to decrease from 1992 to 1993. In order to retain or attract quality tenants, some new leases reflected reductions in rental rates and rental concessions. The weak market conditions depressed gross sales for certain tenants at the Centre resulting in lower percentage rents, and many of the tenants with new or renewed leases received an increase in their stipulated percentage rent minimums causing a further decrease in the receipt of such rents by the Partnership. The combined effect of these events resulted in a decrease in rental income and property management fees during 1993 as compared to 1992.

The Partnership bills tenants on a monthly basis for common area maintenance, advertising costs and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. Also, since the Centre receives reimbursement based upon the tenants' pro rata share of rentable space, the decrease in average occupancy at the Centre has caused a reduction in the total amount billable for these items. The combined effect of these events resulted in a decrease in service income during 1993 as compared to 1992.

The Partnership used cash reserves to fund costs incurred in connection with the renovation of the Centre, tenant improvements related to the leasing of space and quarterly distributions to Limited Partners. This reduction in funds available for investment combined with lower interest rates in 1993 resulted in a decrease in interest income on short-term investments during 1993 as compared to 1992.

During the latter part of 1992, significant advertising and other promotional expenses were incurred in order to promote the completion of the Centre's renovation in late 1992. The media campaign continued into 1993, but the spending level was lowered, resulting in a decrease in property operating expense during 1993 as compared to 1992.

Painting costs and asphalt repairs incurred in 1992 in connection with the Centre's renovation resulted in a decrease in maintenance and repairs during 1993 as compared to 1992.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1994 when compared to December 31, 1993. The cash flow provided by the Partnership's operating activities reflects operations of the Centre plus interest income generated by short-term investments, partially offset by administrative expenses of the Partnership. Investing activities consisted of improvements to the Centre. Financing activities consisted of principal payments on the mortgage note payable, and the net proceeds from the Centre's mortgage loan refinancing, which were used along with other cash reserves, to fund capital improvement escrows and financing fees.

In June 1994, the Partnership completed the refinancing of the Centre's first mortgage loan. See Note 3 of Notes to Financial Statements for additional information.

The costs incurred in connection with the programs and strategies for the Centre described herein have been funded with cash flow as well as the cash reserves of the Partnership. Based upon the decline in prior years of the Partnership's cash reserves and in anticipation of working capital deemed necessary for refinancing the Centre's mortgage note payable and funding leasing costs, the General Partner suspended distributions to Limited Partners beginning with the fourth quarter 1993 distribution which would have been made in January 1994. The Partnership made four regular distributions totaling $27.625 and $44.20 per Interest in 1993 and 1992, respectively. See Financial Statements, Statements of Partners' Capital for further information. To date, investors have received distributions of Net Cash Receipts of $266.315 and Net Cash Proceeds of $263.08, totaling $529.395 per $1,000 Interest.

The August 1991 opening of the 2.4 million square foot Gurnee Mills outlet center in Gurnee, Illinois, resulted in additional competition for the Centre. However, upon completion of the Centre's major renovation in late 1992, gross sales at the Centre stabilized and began to rise. In addition, during the second half of 1992 and throughout 1993, the Centre experienced a high rate of lease expirations. Through successful leasing strategies and efforts, many tenant leases were renewed, and several new tenant leases were signed. These leasing strategies and efforts are continuing as additional tenant leases expire. As of December 31, 1994, the Centre was 91% occupied. The Centre has also continued its media and marketing campaign. In addition, continued repairs and upgrades are required in order for the Centre to remain attractive to tenants and shoppers. The success of this media campaign and the leasing and repair programs will impact the level of future cash flow generated by the Centre, as well as the future sale price which may be obtained by the Partnership. At the present time, the General Partner's goal is to improve cash flow and rebuild Partnership cash reserves before reinstating distributions to Limited Partners. During 1993 and 1994, the Centre generated positive cash flow which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

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

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to the Centre, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Comparison of Actual Operations and the Financial Forecast
- ----------------------------------------------------------

The Financial Forecast and Supplemental Projections included in the Partnership's Prospectus forecasted the operations of the Partnership for a ten year period beginning January 1, 1988 and ending December 31, 1997. The Partnership incurred a net loss of $118,837 during the year ended December 31, 1994, whereas net income of approximately $1,086,000 was originally forecasted for this period. The difference was primarily a result of lower than forecasted rental income and additional expenditures related to the ongoing media and marketing campaign and various improvements at the Centre. The General Partner anticipates that the actual operations for 1995 will also be significantly lower than the forecasted operations for 1995 in the Prospectus due to lower than originally forecasted rental collections. In addition, the Centre expects to continue its media and marketing campaign, and leasing and tenant improvement costs are expected to be incurred in retaining existing tenants as well as attracting new ones. The expenditures associated with these programs are designed to help the Centre remain competitive throughout the remainder of the 1990's. Although these expenditures reduce cash flow from operations, they are intended to help provide for the long-term stability of the Centre.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $24,143,296  $28,071,202   $23,433,874  $27,038,736
Partners' capital
  (deficit):
    General Partner    (1,153,068)    (523,491)   (1,151,880)    (527,156)
    Limited Partners   11,756,873   15,055,201    11,874,522   15,036,681
Net (loss) income:
    General Partner        (1,188)       3,665        (4,468)      (8,266)
    Limited Partners     (117,649)      18,520      (442,337)    (446,457)
    Per Limited Partner-
      ship Interest         (3.92)        0.60        (14.74)      (14.84)

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------

Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XXII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                               OFFICERS
     -----                               --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 6 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the Limited Partnership Interests of the Registrant.

(b) Neither Balcor Partners-XXII nor its partners and officers own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the partners and officers of the General Partner own five Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 6 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership previously filed as Exhibit 3 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated April 2, 1987 (Registration No. 33-13097), is hereby incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OUTLET CENTRE PARTNERS


                         By:  /s/Allan Wood
                             -------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XXII, the
                              General Partner

Date: March 23, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XXII,
 /s/Thomas E. Meador     the General Partner                 March 23, 1995
- --------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XXII,
    /s/Allan Wood        the General Partner                 March 23, 1994
- --------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules:

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Partners of
Outlet Centre Partners:

We have audited the accompanying balance sheets of OUTLET CENTRE PARTNERS (an Illinois Limited Partnership -- see Note 2) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OUTLET CENTRE PARTNERS as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
February 10, 1995

                           OUTLET CENTRE PARTNERS
                     (An Illinois Limited Partnership)

                              BALANCE SHEETS
                         December 31, 1994 and 1993



                                   ASSETS



                                                    1994          1993
                                                ------------  ------------
Cash and cash equivalents                       $ 1,819,294   $ 1,308,812
Accounts and accrued interest receivable             74,981       118,110
Escrow deposits                                     929,674
Deferred expenses, net of accumulated
  amortization of $41,563 in 1994 and
  $476,668 in 1993                                  374,062        43,332
                                                ------------  ------------
                                                  3,198,011     1,470,254
                                                ------------  ------------
Investment in real estate at cost:
  Land                                            2,871,183     2,871,183
  Buildings and improvements                     27,299,367    27,037,691
                                                ------------  ------------
                                                 30,170,550    29,908,874
  Less accumulated depreciation                   9,225,265     7,945,254
                                                ------------  ------------
Investment in real estate, net of
  accumulated depreciation                       20,945,285    21,963,620
                                                ------------  ------------
                                                $24,143,296   $23,433,874
                                                ============  ============




                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                                $   204,154   $   347,663
Due to affiliates                                    47,693        35,255
Accrued real estate taxes payable                   545,840       719,102
Security deposits                                    49,302        65,327
Mortgage note payable                            12,692,502    11,543,885
                                                ------------  ------------
    Total liabilities                            13,539,491    12,711,232

Partners' capital (30,000 Limited Partnership
  Interests issued and outstanding)              10,603,805    10,722,642
                                                ------------  ------------
                                                $24,143,296   $23,433,874
                                                ============  ============

  The accompanying notes are an integral part of the financial statements.

                              OUTLET CENTRE PARTNERS
                         (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                 for the years ended December 31, 1994, 1993 and 1992



                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                   General       Limited
                                     Total         Partner      Partners
                                 -------------  ------------  ------------

Balance at December 31, 1991     $ 13,541,431   $(1,145,240)  $14,686,671

Cash distributions to
  Limited Partners (A)             (1,326,000)                 (1,326,000)
Net loss for the year
  ended December 31, 1992            (217,234)       (2,172)     (215,062)
                                 -------------  ------------  ------------
Balance at December 31, 1992       11,998,197    (1,147,412)   13,145,609

Cash distributions to
  Limited Partners (A)               (828,750)                   (828,750)
Net loss for the year
  ended December 31, 1993            (446,805)       (4,468)     (442,337)
                                 -------------  ------------  ------------
Balance at December 31, 1993       10,722,642    (1,151,880)   11,874,522

Net loss for the year
  ended December 31, 1994            (118,837)       (1,188)     (117,649)
                                 -------------  ------------  ------------
Balance at December 31, 1994     $ 10,603,805   $(1,153,068)  $11,756,873
                                 =============  ============  ============



(A)  Summary of cash distributions paid per Limited Partnership Interest:



                                      1994          1993          1992
                                 -------------  ------------  ------------

             First Quarter            None      $     11.05   $     11.05
             Second Quarter           None            5.525         11.05
             Third Quarter            None            5.525         11.05
             Fourth Quarter           None            5.525         11.05

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 -------------  ------------  ------------
Income:
  Rental                         $  3,136,357   $ 2,848,289   $ 3,239,873
  Service                           2,319,857     2,180,945     2,320,859
  Interest on short-term
    investments                        44,639        36,918        93,727
                                 -------------  ------------  ------------
      Total income                  5,500,853     5,066,152     5,654,459
                                 -------------  ------------  ------------

Expenses:
  Interest on mortgage note
    payable                         1,223,270     1,131,748     1,146,043
  Depreciation                      1,280,011     1,196,548     1,124,878
  Amortization                         84,895        74,286        74,286
  Property operating                1,700,641     1,760,061     1,891,816
  Maintenance and repairs             195,594       147,380       380,070
  Real estate taxes                   545,840       719,102       746,240
  Property management fees            244,587       234,499       251,379
  Administrative                      344,852       249,333       256,981
                                 -------------  ------------  ------------
      Total expenses                5,619,690     5,512,957     5,871,693
                                 -------------  ------------  ------------
Net loss                         $   (118,837)  $  (446,805)  $  (217,234)
                                 =============  ============  ============
Net loss allocated to General
  Partner                        $     (1,188)  $    (4,468)  $    (2,172)
                                 =============  ============  ============
Net loss allocated to Limited
  Partners                       $   (117,649)  $  (442,337)  $  (215,062)
                                 =============  ============  ============
Net loss per Limited Partnership
  Interest (30,000 issued and
  outstanding)                   $      (3.92)  $    (14.74)  $     (7.17)
                                 =============  ============  ============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                      1994          1993          1992
                                 -------------  ------------  ------------
Operating activities:
  Net loss                       $   (118,837)  $  (446,805)  $  (217,234)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation of property      1,280,011     1,196,548     1,124,878
      Amortization of deferred
        expenses                       84,895        74,286        74,286
      Net change in:
        Accounts and accrued
          interest receivable          43,129       (13,014)      (84,096)
        Escrow deposits               (14,949)
        Accounts payable             (143,509)       88,966       116,785
        Due to affiliates              12,438         3,090        (2,918)
        Accrued real estate taxes    (173,262)      (27,138)       85,801
        Security deposits             (16,025)       (6,854)      (11,911)
                                 -------------  ------------  ------------
  Net cash provided by
    operating activities              953,891       869,079     1,085,591
                                 -------------  ------------  ------------

Investing activity:
  Improvements to property           (261,676)     (426,216)     (579,793)
                                 -------------  ------------  ------------
  Cash used in investing activity    (261,676)     (426,216)     (579,793)
                                 -------------  ------------  ------------
Financing activities:
  Distributions to Limited
    Partners                                       (828,750)   (1,326,000)
  Proceeds from refinancing of
    mortgage note payable          12,750,000
  Repayment of mortgage note
    payable                       (11,468,631)
  Principal payments on
    mortgage note payable            (132,752)     (121,052)     (106,757)
  Funding of capital improvement
    escrows                          (914,725)
  Payment of deferred expenses       (415,625)
                                 -------------  ------------  ------------
  Net cash used in financing
    activities                       (181,733)     (949,802)   (1,432,757)
                                 -------------  ------------  ------------

Net change in cash and cash
  equivalents                         510,482      (506,939)     (926,959)
Cash and cash equivalents at
  beginning of year                 1,308,812     1,815,751     2,742,710
                                 -------------  ------------  ------------
Cash and cash equivalents at
  end of year                    $  1,819,294   $ 1,308,812   $ 1,815,751
                                 =============  ============  ============

  The accompanying notes are an integral part of the financial statements.

                             OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The financial statements represent the consolidated assets, liabilities and capital of Outlet Centre Partners (the "Partnership") and its subsidiaries as of December 31, 1994 and 1993 and the consolidated operating results for each of the three years in the period ended December 31, 1994.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements           18 - 25
               Furniture and fixtures                  5

Depreciation expense for capitalized tenant improvements is computed using a straight-line method over the term of the lease.

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investment in real estate at cost, and periodically assesses possible impairment to the value of its property. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(c) Deferred expenses consist of financing fees which are amortized over the term of the loan agreement.

(d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes as each partner is required to recognize his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(f) A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results.

2. Partnership Agreement:

The Partnership was organized on March 13, 1987. The Partnership Agreement provides for Balcor Partners-XXII to be the General Partner and for the admission of Limited Partners through the sale of up to 30,000 Limited Partnership Interests at $1,000 per Interest. The Partnership commenced the offering of Limited Partnership Interests to the public on July 2, 1987 and completed its minimum offering on August 13, 1987 after certain minimum sales of Limited Partnership Interests had been achieved. The offering was terminated on March 9, 1988, after the sale of 30,000 Limited Partnership Interests.

The Partnership and its subsidiaries own the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership Agreement provides that profits and losses will be allocated 1% to the General Partner and 99% to the Limited Partners.

Net Cash Receipts of the Partnership available for distribution will be distributed 90% to Limited Partners and 10% to the General Partner provided, however, that 100% of the General Partner's share of Net Cash Receipts will be subordinated to the prior receipt by Limited Partners of a Preferential Distribution of 7% for each of the first five 12-month periods following the termination of the offering and 8% for each 12-month period thereafter. For each period during which the Preferential Distribution is not attained, the General Partner's share of Net Cash Receipts will be deferred to the extent of any such deficiency and such deferred portion will be paid to the General Partner from future distributed Net Cash Receipts or from Net Cash Proceeds after required subordination levels are attained. A deficiency in the Preferential Distribution for a particular year will not by itself cause the subordination of the General Partner's share of Net Cash Receipts in later years. Net Cash Receipts will be computed after the deduction of the Partnership expenses.

Net Cash Proceeds of the Partnership which are available for distribution will be distributed to Limited Partners until they have received an amount equal to their Original Capital plus a Cumulative Distribution of 12% per annum. Thereafter, Net Cash Proceeds will be distributed to pay the General Partner an amount equal to its subordinated and unpaid share of Net Cash Receipts, and then 85% to the Limited Partners and 15% to the General Partner. Upon the dissolution and liquidation of the Partnership, Net Cash Proceeds will be distributed in accordance with the Partners' respective ending capital account balances.

3. Mortgage Note Payable:

In June 1994, the Centre's first mortgage loan was refinanced. The interest rate increased from 9.75% to 10.14%, the maturity date was extended from August 1994 to July 1999 and the monthly payments of principal and interest increased from $104,400 to $117,120. A portion of the proceeds from the new $12,750,000 first mortgage loan were used to repay the existing first mortgage loan of $11,468,631.

Future maturities of the above note are approximately as follows:

         1995              $   124,000
         1996                  137,000
         1997                  152,000
         1998                  168,000
         1999               12,112,000

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred and paid interest expense on the mortgage notes payable of $1,223,270, $1,131,748 and $1,146,043, respectively.

4. Management Agreement:

As of December 31, 1994, the Centre is under a management agreement with a third-party management company. This management agreement provides for a fee of 5% of all rental and certain service receipts collected.

5. Tax Accounting:

The Partnership maintains its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1994, the net effect of these accounting differences resulted in a net loss in the financial statements compared to net income for tax reporting purposes; the difference of which is $141,022.

The aggregate cost of land for federal income tax purposes is $2,871,183 and the aggregate cost of buildings and improvements for Federal income tax purposes is $27,352,632. The total cost of the above mentioned is $30,223,815.

6. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $225,117    None $230,289 $23,799 $251,610 $19,589
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             44,324 $16,613   30,090   2,483   30,998   2,474
    Data processing        14,181   3,089    9,210   1,979    9,954     796
    Investor communica-
      tions                18,104   6,960   18,333   1,513    5,904     471
    Legal                  16,205   4,073    6,001     495   14,761   1,178
    Portfolio management   35,774  13,117   24,833   2,049   32,474   2,592
    Other                  17,421   3,841   35,591   2,937   63,471   5,065

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed the Centre until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The partnership's premiums to the deductible insurance program were $27,307, $18,499 and $17,321 for 1994, 1993 and 1992, respectively.

7. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1994 are approximately as follows:



                     1995              $ 2,645,000
                     1996                2,437,000
                     1997                1,837,000
                     1998                1,312,000
                     1999                  919,000
               Thereafter                1,260,000

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals totalled approximately $221,000 for 1994, $98,000 for 1993 and $192,000 for 1992.

The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.