Form 10-Q
period 1995-03-31
OUTLET CENTRE PARTNERS
filed 1995-05-15
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16717
                       -------

                             OUTLET CENTRE PARTNERS
             ------------------------------------------------------
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

                       BALANCE SHEETS
              March 31, 1995 and December 31, 1994
                        (Unaudited)

                           ASSETS

                                                   1995          1994
                                              ------------- -------------
Cash and cash equivalents                     $  1,707,655  $  1,819,294
Accounts and accrued interest receivable            58,613        74,981
Escrow deposits                                    945,850       929,674
Deferred expenses, net of accumulated
  amortization of $62,344 in 1995 and
  $41,563 in 1994                                  353,281       374,062
                                              ------------- -------------
                                                 3,065,399     3,198,011
                                              ------------- -------------
Investment in real estate at cost:
  Land                                           2,871,183     2,871,183
  Buildings and improvements                    27,299,367    27,299,367
                                              ------------- -------------
                                                30,170,550    30,170,550
  Less accumulated depreciation                  9,545,268     9,225,265
                                              ------------- -------------
Investment in real estate, net of
  accumulated depreciation                      20,625,282    20,945,285
                                              ------------- -------------
                                              $ 23,690,681  $ 24,143,296
                                              ============= =============

               LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $    167,093  $    204,154
Due to affiliates                                   58,338        47,693
Accrued real estate taxes                          403,128       545,840
Security deposits                                   50,802        49,302
Mortgage note payable                           12,662,646    12,692,502
                                              ------------- -------------
    Total liabilities                           13,342,007    13,539,491

Partners' capital (30,000 Limited Partnership
  Interests issued and outstanding)             10,348,674    10,603,805
                                              ------------- -------------
                                              $ 23,690,681  $ 24,143,296
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                          OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                   1995          1994
                                              ------------- -------------
Income:
  Rental                                      $    741,655  $    780,572
  Service                                          538,331       547,359
  Interest on short-term investments                30,297         9,419
                                              ------------- -------------
      Total income                               1,310,283     1,337,350
                                              ------------- -------------

Expenses:
  Interest on mortgage note payable                321,504       277,239
  Depreciation                                     320,003       306,771
  Amortization                                      20,781        18,572
  Property operating                               657,727       632,077
  Real estate taxes                                136,460       179,776
  Property management fees                          65,132        54,742
  Administrative                                    43,807        75,226
                                              ------------- -------------
      Total expenses                             1,565,414     1,544,403
                                              ------------- -------------
Net loss                                      $   (255,131) $   (207,053)
                                              ============= =============
Net loss allocated to General Partner         $     (2,551) $     (2,071)
                                              ============= =============
Net loss allocated to Limited Partners        $   (252,580) $   (204,982)
                                              ============= =============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $      (8.42) $      (6.83)
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                          OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                   1995          1994
                                              ------------- -------------
Operating activities:
  Net loss                                    $   (255,131) $   (207,053)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation of property                     320,003       306,771
      Amortization of deferred expenses             20,781        18,572
      Net change in:
        Accounts and accrued interest
          receivable                                16,368       (16,276)
        Escrow deposits                            (16,176)
        Accounts payable                           (37,061)     (196,224)
        Due to affiliates                           10,645        48,135
        Accrued real estate taxes                 (142,712)     (186,452)
        Security deposits                            1,500
                                              ------------- -------------
  Net cash used in operating activities            (81,783)     (232,527)
                                              ------------- -------------

Investing activity:
  Improvements to property                                       (84,700)
                                                             ------------
  Cash used in investing activity                                (84,700)
                                                             ------------

Financing activity:
  Principal payments on mortgage note payable      (29,856)      (35,961)
                                              ------------- -------------
  Cash used in financing activity                  (29,856)      (35,961)
                                              ------------- -------------

Net change in cash and cash equivalents           (111,639)     (353,188)
Cash and cash equivalents at beginning of year   1,819,294     1,308,812
                                              ------------- -------------
Cash and cash equivalents at end of period    $  1,707,655  $    955,624
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                             OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $321,504 and $277,239, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                         Paid      Payable
                                     -----------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None   $58,338

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Due primarily to slightly decreased property operations at the Centre and increased interest expense due to the 1994 refinancing of the mortgage loan, the Partnership's net loss increased during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

As a result of higher interest rates and higher average cash balances, interest on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of an increase in the principal balance and a higher interest rate on the Centre's mortgage loan due to the June 1994 refinancing, interest expense on mortgage note payable increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

A lower assessed value levied by the local taxing authority resulted in a decrease in real estate taxes during the quarter ended March 31, 1995 as compared to the same period in 1994.

Property management fees are incurred as a percentage of rental and certain service collections. Due to the timing of the receipt of rental and service income, property management fees increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of portfolio management costs incurred in connection with the June 1994 refinancing as well as lower investor communication and accounting expenses in 1995, administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 when compared to December 31, 1994. The cash flow used in the Partnership's operating activities reflects operations of the Centre, which included a semi-annual real estate tax payment, plus interest income generated by short-term investments, offset by administrative expenses of the Partnership. The financing activity consisted of principal payments on the mortgage note payable.

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

As of March 31, 1995, the occupancy rate at the Centre was 89%, and during the quarters ended March 31, 1995 and 1994, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XXII, the
                                  General Partner


Date: May 12, 1995
      ---------------------------