Form 10-Q
period 1995-06-30
OUTLET CENTRE PARTNERS
filed 1995-08-09
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16717
                       -------

                          OUTLET CENTRE PARTNERS
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3498737
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor
2355 Waukegan Rd., Bannockburn, Illinois                   60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                (Unaudited)

                                 ASSETS

                                                   1995           1994
                                              -------------- --------------
Cash and cash equivalents                     $   1,969,095  $   1,819,294
Accounts and accrued interest receivable            101,033         74,981
Escrow deposits                                     957,400        929,674
Prepaid expenses                                     81,086
Deferred expenses, net of accumulated
  amortization of $83,125 in 1995 and
  $41,563 in 1994                                   332,500        374,062
                                              -------------- --------------
                                                  3,441,114      3,198,011
                                              -------------- --------------
Investment in real estate at cost:
  Land                                            2,871,183      2,871,183
  Buildings and improvements                     27,299,367     27,299,367
                                              -------------- --------------
                                                 30,170,550     30,170,550
  Less accumulated depreciation                   9,840,345      9,225,265
                                              -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       20,330,205     20,945,285
                                              -------------- --------------
                                              $  23,771,319  $  24,143,296
                                              ============== ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     167,640  $     204,154
Due to affiliates                                     5,583         47,693
Accrued real estate taxes                           545,840        545,840
Security deposits                                    50,002         49,302
Mortgage note payable                            12,632,027     12,692,502
                                              -------------- --------------
    Total liabilities                            13,401,092     13,539,491

Partners' capital (30,000 Limited Partnership
  Interests issued and outstanding)              10,370,227     10,603,805
                                              -------------- --------------
                                              $  23,771,319  $  24,143,296
                                              ============== ==============


  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                     (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------- --------------
Income:
  Rental                                      $   1,569,925  $   1,549,080
  Service                                         1,074,630      1,212,954
  Interest on short-term investments                 55,107         22,740
                                              -------------- --------------
      Total income                                2,699,662      2,784,774
                                              -------------- --------------
Expenses:
  Interest on mortgage note payable                 642,245        578,047
  Depreciation                                      615,080        613,543
  Amortization                                       41,562         43,332
  Property operating                              1,108,972        960,122
  Real estate taxes                                 279,172        359,552
  Property management fees                          131,528        125,971
  Administrative                                    114,681        179,468
                                              -------------- --------------
      Total expenses                              2,933,240      2,860,035
                                              -------------- --------------
Net loss                                      $    (233,578) $     (75,261)
                                              ============== ==============
Net loss allocated to General Partner         $      (2,336) $        (753)
                                              ============== ==============
Net loss allocated to Limited Partners        $    (231,242) $     (74,508)
                                              ============== ==============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $       (7.71) $       (2.48)
                                              ============== ==============




  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                     (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                (Unaudited)

                                                   1995           1994
                                              -------------- --------------
Income:
  Rental                                      $     828,270  $     768,508
  Service                                           536,299        665,595
  Interest on short-term investments                 24,810         13,321
                                              -------------- --------------
      Total income                                1,389,379      1,447,424
                                              -------------- --------------
Expenses:
  Interest on mortgage note payable                 320,741        300,808
  Depreciation                                      295,077        306,772
  Amortization                                       20,781         24,760
  Property operating                                451,245        328,045
  Real estate taxes                                 142,712        179,776
  Property management fees                           66,396         71,229
  Administrative                                     70,874        104,242
                                              -------------- --------------
      Total expenses                              1,367,826      1,315,632
                                              -------------- --------------
Net income                                    $      21,553  $     131,792
                                              ============== ==============
Net income allocated to General Partner       $         215  $       1,318
                                              ============== ==============
Net income allocated to Limited Partners      $      21,338  $     130,474
                                              ============== ==============
Net income per Limited Partnership
  Interest (30,000 issued and outstanding)    $        0.71  $        4.35
                                              ============== ==============






  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                     (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------- --------------
Operating activities:
  Net loss                                    $    (233,578) $     (75,261)
  Adjustments to reconcile net loss to net
    cash provided by or used in operating
    activities:
      Depreciation of property                      615,080        613,543
      Amortization of deferred expenses              41,562         43,332
      Net change in:
        Accounts and accrued interest
          receivable                                (26,052)      (124,198)
        Escrow deposits                             (27,726)      (367,822)
        Prepaid expenses                            (81,086)
        Accounts payable                            (36,514)      (187,224)
        Due to affiliates                           (42,110)        63,742
        Accrued real estate taxes                                   (6,676)
        Security deposits                               700         (2,034)
                                              -------------- --------------
  Net cash provided by or used in operating
    activities                                      210,276        (42,598)
                                              -------------- --------------
Investing activity:
  Improvements to property                                        (168,576)
                                                             --------------
  Net cash used in investing activity                             (168,576)
                                                             --------------
Financing activities:
  Proceeds from refinancing of
    mortgage note payable                                       12,750,000
  Repayment of mortgage note payable                           (11,468,631)
  Principal payments on mortgage note payable       (60,475)       (75,254)
  Funding of capital improvement escrows                          (891,625)
  Payment of deferred expenses                                    (415,625)
                                              -------------- --------------
  Net cash used in financing activities             (60,475)      (101,135)
                                              -------------- --------------
Net change in cash and cash equivalents             149,801       (312,309)
Cash and cash equivalents at beginning
  of year                                         1,819,294      1,308,812
                                              -------------- --------------
Cash and cash equivalents at end of period    $   1,969,095  $     996,503
                                              ============== ==============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $642,245 and $578,047 respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                      --------------------
                                     Six Months    Quarter     Payable
                                     -----------   --------    ---------
   Reimbursement of expenses to
     the General Partner, at cost    $85,628       $85,628      $5,583

                               OUTLET CENTRE PARTNERS
                          (An Illinois Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlet Centre Partners (the "Partnership") was formed in 1987 and owns and operates the Factory Outlet Centre (the "Centre") in Bristol, Wisconsin. The Partnership raised $30,000,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire the Centre.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Due primarily to decreased property operations at the Centre and increased interest expense due to the 1994 refinancing of the mortgage loan, the Partnership's net loss increased during the six months ended June 30, 1995 and the net income decreased during the quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The Partnership bills tenants on a monthly basis for common area maintenance, advertising costs and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The periodic adjustment of billings, combined with a decrease in the amount billable for real estate tax reimbursements as a result of the decrease in real estate taxes described below, have resulted in a decrease in service income during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of higher interest rates and higher average cash balances, interest on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of an increase in the principal balance and a higher interest rate on the Centre's mortgage loan due to the June 1994 refinancing, interest expense on mortgage note payable increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Expenditures for tenant improvements related to leasing activity in late 1994 have caused an increase in property operating expense during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

A lower assessed value levied by the local taxing authority resulted in a decrease in real estate taxes during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of portfolio management, accounting and other professional fees incurred in connection with the June 1994 refinancing, administrative expenses decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994. The cash flow provided by the Partnership's operating activities reflects operations of the Centre, plus interest income generated by short-term investments, which are partially offset by administrative expenses of the Partnership. The financing activity consisted of principal payments on the mortgage note payable.

At the present time, the General Partner's goal is to improve cash flow and rebuild Partnership cash reserves before reinstating distributions to Limited Partners. To date, investors have received distributions of Net Cash Receipts of $266.315 and Net Cash Proceeds of $263.08, totaling $529.395 per $1,000 Interest.

As of June 30, 1995, the occupancy rate at the Centre was 86%, and during the six months ended June 30, 1995 and 1994, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

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

                        OUTLET CENTRE PARTNERS
                   (An Illinois Limited Partnership)

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief
                                  Financial Officer (Principal Accounting
                                  and Financial Officer) of Balcor
                                  Partners-XXII, the General Partner


Date: August 8, 1995
      ---------------------------