Form 10-Q
period 1995-09-30
OUTLET CENTRE PARTNERS
filed 1995-11-13
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $  1,962,755   $  1,819,294
Accounts and accrued interest receivable           210,194         74,981
Escrow deposits                                    961,250        929,674
Prepaid expenses                                    56,760
Deferred expenses, net of accumulated
  amortization of $103,907 in 1995 and
  $41,563 in 1994                                  311,718        374,062
                                              -------------  -------------
                                                 3,502,677      3,198,011
                                              -------------  -------------
Investment in real estate at cost:
  Land                                           2,871,183      2,871,183
  Buildings and improvements                    27,299,367     27,299,367
                                              -------------  -------------
                                                30,170,550     30,170,550
  Less accumulated depreciation                 10,147,884      9,225,265
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      20,022,666     20,945,285
                                              -------------  -------------
                                              $ 23,525,343   $ 24,143,296
                                              =============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    168,175   $    204,154
Due to affiliates                                   15,263         47,693
Accrued real estate taxes                          408,811        545,840
Security deposits                                   48,502         49,302
Mortgage note payable                           12,600,625     12,692,502
                                              -------------  -------------
    Total liabilities                           13,241,376     13,539,491

Partners' capital (30,000 Limited Partnership
  Interests issued and outstanding)             10,283,967     10,603,805
                                              -------------  -------------
                                              $ 23,525,343   $ 24,143,296
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------   ------------
Income:
  Rental                                      $  2,249,667    $ 2,304,056
  Service                                        1,705,356      1,736,281
  Interest on short-term investments                76,938         35,978
                                              -------------   ------------
      Total income                               4,031,961      4,076,315
                                              -------------   ------------
Expenses:
  Interest on mortgage note payable                962,203        901,022
  Depreciation                                     922,619        920,314
  Amortization                                      62,344         64,113
  Property operating                             1,643,803      1,454,558
  Real estate taxes                                408,811        538,533
  Property management fees                         187,681        181,992
  Administrative                                   164,338        234,118
                                              -------------   ------------
      Total expenses                             4,351,799      4,294,650
                                              -------------   ------------
Net loss                                      $   (319,838)   $  (218,335)
                                              =============   ============
Net loss allocated to General Partner         $     (3,198)   $    (2,183)
                                              =============   ============
Net loss allocated to Limited Partners        $   (316,640)   $  (216,152)
                                              =============   ============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $     (10.55)   $     (7.20)
                                              =============   ============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------   ------------
Income:
  Rental                                      $    759,742    $   767,113
  Service                                          550,726        510,740
  Interest on short-term investments                21,831         13,688
                                              -------------   ------------
      Total income                               1,332,299      1,291,541
                                              -------------   ------------
Expenses:
  Interest on mortgage note payable                319,958        322,975
  Depreciation                                     307,539        306,771
  Amortization                                      20,782         20,781
  Property operating                               534,831        494,436
  Real estate taxes                                129,639        178,981
  Property management fees                          56,153         56,021
  Administrative                                    49,657         54,650
                                              -------------   ------------
      Total expenses                             1,418,559      1,434,615
                                              -------------   ------------
Net loss                                      $    (86,260)   $  (143,074)
                                              =============   ============
Net loss allocated to General Partner         $       (862)   $    (1,430)
                                              =============   ============
Net loss allocated to Limited Partners        $    (85,398)   $  (141,644)
                                              =============   ============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)    $      (2.84)   $     (4.72)
                                              =============   ============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------   ------------
Operating activities:
  Net loss                                    $   (319,838)   $  (218,335)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation of property                     922,619        920,314
      Amortization of deferred expenses             62,344         64,113
      Net change in:
        Accounts and accrued interest
          receivable                              (135,213)        61,073
        Escrow deposits                            (31,576)       (14,949)
        Prepaid expenses                           (56,760)
        Accounts payable                           (35,979)      (191,522)
        Due to affiliates                          (32,430)        30,923
        Accrued real estate taxes                 (137,029)      (180,569)
        Security deposits                             (800)       (16,968)
                                              -------------   ------------
  Net cash provided by operating activities        235,338        454,080
                                              -------------   ------------
Investing activity:
  Improvements to property                                       (265,670)
                                                              ------------
  Net cash used in investing activity                            (265,670)
                                                              ------------
Financing activities:
  Proceeds from refinancing of
    mortgage note payable                                      12,750,000
  Repayment of mortgage note payable                          (11,468,631)
  Principal payments on mortgage note payable      (91,877)      (103,640)
  Funding of capital improvement escrows                         (903,175)
  Payment of deferred expenses                                   (415,625)
                                              -------------   ------------
  Net cash used in financing activities            (91,877)      (141,071)
                                              -------------   ------------
Net change in cash and cash equivalents            143,461         47,339
Cash and cash equivalents at beginning
  of year                                        1,819,294      1,308,812
                                              -------------   ------------
Cash and cash equivalents at end of period    $  1,962,755    $ 1,356,151
                                              =============   ============

  The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $962,203 and $901,022 respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                            Paid
                                     -----------------------
                                     Nine Months   Quarter    Payable
                                     -----------  ---------  ---------
   Reimbursement of expenses to
     the General Partner, at cost       $97,880    $12,252    $15,263

4. Subsequent Event:

In October 1995, the Partnership reinstated quarterly distributions to Limited Partners and paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

Due primarily to decreased property operations at the Centre and increased interest expense due to the 1994 refinancing of the mortgage loan, the Partnership's net loss increased during the nine months ended September 30, 1995 as compared to the same period in 1994. Lower real estate tax expense partially offset the decrease in property operations and resulted in a decrease in the net loss during the quarter ended September 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the nine months and quarters ended September 30, 1995 and 1994.

As a result of higher interest rates and higher average cash balances, interest on short-term investments increased during 1995 when compared to 1994.

Expenditures for tenant improvements incurred in 1995 related to leasing activity in late 1994 have caused an increase in property operating expense during 1995 when compared to 1994.

A lower assessed value levied by the local taxing authority resulted in a decrease in real estate taxes during 1995 when compared to 1994.

As a result of legal and other professional fees incurred in connection with the June 1994 refinancing, administrative expenses decreased during 1995 when compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 when compared to December 31, 1994. Cash was generated by the Centre's net operations and interest income earned on short-term investments. This increase was partially offset by the payment of administrative expenses of the Partnership.

As of September 30, 1995, the occupancy rate at the Centre was 85%, and during the nine months ended September 30, 1995 and 1994, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

In January 1994, quarterly distributions to Limited Partners were suspended in order to provide the working capital necessary to complete the refinancing of the Centre's mortgage note payable. With the completion of the refinancing in June 1994 and the subsequent replenishing of cash reserves from operations, the Partnership resumed quarterly distributions in October 1995 and paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. Including the October 1995 distribution, investors have received distributions of Net Cash Receipts of $271.84 and Net Cash Proceeds of $263.08, totaling $534.92 per $1,000 Interest.

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

(27) Financial Data Schedule of the Registrant for the period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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


Date: November 10, 1995
      ---------------------------