Form 10-K
period 1995-12-31
OUTLET CENTRE PARTNERS
filed 1996-03-28
CIK 812094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                           -----------------
                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                                ------------     ------------
Commission file number 0-16717
                       -------

                            OUTLET CENTRE PARTNERS
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3498737
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
-----------------------------------------             ------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (847) 267-1600
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                               (Title of class)

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

Item 1. Business
----------------

Outlet Centre Partners (the "Registrant") is a limited partnership formed in March 1987 under the laws of the State of Illinois, which raised $30,000,000 from sales of Limited Partnership Interests. The Registrant owns (through subsidiaries) the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin as described under "Property" (Item 2). The Partnership Agreement provides that the proceeds from any sale or refinancing of the Centre will not be reinvested in new acquisitions. The Registrant's operations consist exclusively of investment in and operation of income producing real property, and all financial information included in this report relates to this industry segment.

The Centre is subject to certain competitive conditions in the market in which the property is located. See Item 7. Liquidity and Capital Resources for additional information.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The Registrant has one property which it continues to own and operate. The General Partner has no current plans to sell the property; however, the receipt of an attractive unsolicited offer or changing market conditions could change the current plan.

Activity for the purchase of limited partnership interests ("tender offer") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Property
----------------

As of December 31, 1995, the Registrant owns the Factory Outlet Centre, a regional enclosed mall containing approximately 310,000 square feet located on approximately 33 acres in Bristol, Wisconsin.

The property is held subject to a mortgage loan.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for the property.

See Notes to Financial Statements for other information regarding the property investment.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.
                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 2,049.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income        $5,411,464 $ 5,500,853 $ 5,066,152 $ 5,654,459 $ 6,131,744
Net (loss) income     (203,933)   (118,837)   (446,805)   (217,234)    708,302
Net (loss) income
  per Limited
  Partnership
  Interest               (6.73)      (3.92)     (14.74)      (7.17)      23.37
Total assets        23,620,607  24,143,296  23,433,874  24,772,417  26,234,651
Mortgage note
  payable           12,568,420  12,692,502  11,543,885  11,664,937  11,771,694
Distributions per
  Limited Partnership
  Interest (A)           5.527        None      27.625       44.20       44.20

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Property operations decreased at the Centre during 1995 as compared to 1994.
This resulted in an increase in the Partnership's net loss during 1995 when compared to 1994. Lower administrative expense partially offset the decrease in property operations. The Centre's operations stabilized and began to improve during 1994 due to renovations and leasing efforts undertaken during 1994 and 1993. As a result, the net loss decreased during 1994 as compared to 1993.
Further discussion of the operations of Outlet Centre Partners (the
"Partnership") is summarized below.

1995 Compared to 1994
---------------------

The Partnership bills tenants on a monthly basis for common area maintenance, advertising costs and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The periodic adjustment of billings during 1994, combined with slightly lower occupancy at the Centre during 1995, have resulted in a decrease in service income during 1995 when compared to 1994.

As a result of higher interest rates and higher average cash balances, interest income on short-term investments increased during 1995 when compared to 1994.

As a result of legal, portfolio management and other professional fees incurred during 1994 in connection with the June 1994 refinancing, administrative expenses decreased during 1995 when compared to 1994.

1994 Compared to 1993
---------------------

The Partnership receives rents from certain tenants based on a percentage of their gross sales in excess of stipulated minimums. Higher sales for some tenants at the Centre and higher average occupancy caused an increase in percentage and base rents, resulting in an increase in rental income during 1994 when compared to 1993.

An increase in the amount billable, combined with the periodic adjustment of billings during 1994, resulted in an increase in service income during 1994 when compared to 1993.

An increase in the principal balance and interest rate on the Centre's mortgage loan due to the June 1994 refinancing caused an increase in interest expense on the mortgage note payable during 1994 when compared to 1993.

Additional capitalized improvements at the Centre resulted in an increase in depreciation expense during 1994 when compared to 1993.

During the first half of 1993, advertising and other promotional expenses were incurred in order to promote the Centre. During 1994, lower advertising costs were partially offset by higher insurance expense and repair upgrades to the Centre's heating and air conditioning system, resulting in a decrease in property operating expense during 1994 as compared to 1993.

A lower assessed value levied by the local taxing authority resulted in a decrease in real estate taxes during 1994 when compared to 1993.

Higher portfolio management, legal and accounting fees incurred in connection with the June 1994 refinancing of the Centre's mortgage loan caused an increase in administrative expenses during 1994 when compared to 1993.
Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1995 when compared to December 31, 1994. The cash flow provided by the Partnership's operating activities reflects operations of the Centre plus interest income earned on short-term investments, partially offset by administrative expenses of the Partnership. The Partnership used cash to fund its investing activity consisting of the funding of tenant improvements and its financing activities consisting of the payment of distributions to Limited Partners and the payment of principal on the mortgage note payable.

As of December 31, 1995, the occupancy rate at the Centre was 86%, and during each of 1995 and 1994, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

The Centre experienced a high rate of lease expirations during 1995. However, through successful leasing strategies and efforts, many tenant leases were renewed. These leasing strategies and efforts are continuing as additional tenant leases expire. The Centre has also continued its media and marketing campaign. In addition, continued repairs and upgrades are required in order for the Centre to remain attractive to tenants and shoppers. The success of this media campaign and the leasing and repair programs will impact the level of future cash flow which may be generated by the Centre, as well as the future sale price which may be obtained by the Partnership. Lakeside Marketplace, an outlet strip center located three miles south of the Centre, has announced construction of their third phase which they anticipate to have completed by the fourth quarter of 1996. This 120,000 square foot expansion may impact the ability to lease the Centre as well as tenant sales.

The Partnership made distributions totaling $5.53 and $27.63 per Interest in 1995 and 1993, respectively. See Statement of Partners Capital for additional information. All of these distributions were comprised of Net Cash Receipts. In January 1994, quarterly distributions to Limited Partners were suspended in order to provide the working capital necessary to complete the refinancing of the Centre's mortgage note payable. With the completion of the refinancing in June 1994 and the subsequent replenishing of cash reserves from operations, the Partnership resumed quarterly distributions in October 1995. In January 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995. Including the January 1996 distribution, investors have received distributions of Net Cash Receipts of $277.37 and Net Cash Proceeds of $263.08, totaling $540.45 per $1,000 Interest.

The Partnership has one property which it continues to own and operate. The General Partner has no current plans to sell the property; however, the receipt of an attractive unsolicited offer or changing market conditions could change the current plan.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.
Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Comparison of Actual Operations and the Financial Forecast
----------------------------------------------------------

The Financial Forecast and Supplemental Projections included in the Partnership's Prospectus forecasted the operations of the Partnership for a ten year period beginning January 1, 1988 and ending December 31, 1997. The Partnership incurred a net loss of $203,933 during the year ended December 31, 1995, whereas net income of approximately $1,348,000 was originally forecasted for this period. The difference was primarily a result of lower than forecasted rental income and higher expenditures related to the ongoing media and marketing campaign and various improvements at the Centre. The General Partner anticipates that the actual operations for 1996 will also be significantly lower than the forecasted operations for 1996 in the Prospectus due to lower than originally forecasted rental collections. In addition, the Centre expects to continue its media and marketing campaign, and leasing and tenant improvement costs are expected to be incurred in retaining existing tenants as well as attracting new ones. The expenditures associated with these programs are designed to help the Centre remain competitive in the future. Although these expenditures reduce cash flow from operations, they are intended to help provide for the long-term stability of the Centre.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $23,620,607   $27,809,423  $24,143,296  $28,071,202
Partners' capital
  (deficit):
    General Partner   (1,155,107)     (522,372)  (1,153,068)    (523,491)
    Limited Partners  11,389,169    15,000,191   11,756,873   15,055,201
Net (loss) income:
    General Partner       (2,039)        1,119       (1,188)       3,665
    Limited Partners    (201,894)      110,800     (117,649)      18,520
    Per Limited Partner-
      ship Interest         (6.73)        3.69         (3.92)         .60
Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Effective October 18, 1995, the Registrant has terminated its audit agreement with Arthur Andersen LLP to act as the Registrant's independent accounting firm and has engaged Coopers & Lybrand L.L.P. as its new independent accounting firm. The report of Arthur Andersen LLP on the financial statements of the Registrant in the past two years did not contain any adverse opinion or any disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. There existed no disagreements relating to any matter of accounting principles or practices, financial statement disclosures, auditing scope and procedures or compliance with applicable rules which resulted in the termination of Arthur Andersen LLP as the Registrant's independent accounting firm. The decision to change accounting firms was approved by the General Partner of the Registrant.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XXII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.
John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the Limited Partnership Interests of the Registrant.

(b) Neither Balcor Partners-XXII nor its partners and officers own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the partners and officers of the General Partner do not own any interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.
                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership previously filed as Exhibit 3 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated April 2, 1987 (Registration No. 33-13097), is incorporated herein by reference.

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

(16) Letter from Arthur Anderson LLP dated October 18, 1995 regarding the change in the Registrant's certifying accountant previously filed as
Exhibit 16 to the Registrant's Current Report on Form 8-K dated October 18, 1995(Commission File No. 0-16717) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated October 18, 1995 was filed (Commission File No. 0-16717) reporting a change in the Registrant's certifying accountant.

(c) Exhibits: See Item 14(a)(3) above.
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OUTLET CENTRE PARTNERS


                         By: /s/Brian D. Parker
                             -------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Partners-XXII, the
                             General Partner

Date: March 28, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XXII,
 /s/Thomas E. Meador     the General Partner                March 28, 1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XXII,
 /s/Brian D. Parker      the General Partner                March 28, 1996
--------------------                                        --------------
  Brian D. Parker
                         INDEX TO FINANCIAL STATEMENTS



Reports of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules:

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.
                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Partners of
Outlet Centre Partners:

We have audited the accompanying balance sheet of Outlet Centre Partners (an Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outlet Centre Partners as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996
                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Partners of
Outlet Centre Partners:

We have audited the accompanying balance sheet of OUTLET CENTER PARTNERS (an Illinois Limited Partnership) as of December 31, 1994, and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OUTLET CENTRE PARTNERS as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
February 10, 1995
                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995             1994
                                            --------------   -------------
Cash and cash equivalents                   $   2,406,064    $  1,819,294
Accounts and accrued interest receivable           40,445          74,981
Escrow deposits                                   961,250         929,674
Prepaid expenses                                   33,798
Deferred expenses, net of accumulated
  amortization of $124,688 in 1995 and
  $41,563 in 1994                                 290,937         374,062
                                            --------------   -------------
                                                3,732,494       3,198,011
                                            --------------   -------------
Investment in real estate:
  Land                                          2,871,183       2,871,183
  Buildings and improvements                   27,565,202      27,299,367
                                            --------------   -------------
                                               30,436,385      30,170,550
  Less accumulated depreciation                10,548,272       9,225,265
                                            --------------   -------------
Investment in real estate, net of
  accumulated depreciation                     19,888,113      20,945,285
                                            --------------   -------------
                                            $  23,620,607    $ 24,143,296
                                            ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     137,181    $    204,154
Due to affiliates                                  13,933          47,693
Accrued liabilities - principally
  real estate taxes                               618,892         545,840
Security deposits                                  48,119          49,302
Mortgage note payable                          12,568,420      12,692,502
                                            --------------   -------------
    Total liabilities                          13,386,545      13,539,491
                                            --------------   -------------
Limited Partners' capital (30,000
  Interests issued and outstanding)            11,389,169      11,756,873
General Partner's deficit                      (1,155,107)     (1,153,068)
                                            --------------   -------------
    Total partners' capital                    10,234,062      10,603,805
                                            --------------   -------------
                                            $  23,620,607    $ 24,143,296
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.
                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994, and 1993



                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1992    $  11,998,197  $ (1,147,412) $ 13,145,609

Cash distributions to
  Limited Partners (A)               (828,750)                   (828,750)
Net loss for the year
  ended December 31, 1993            (446,805)       (4,468)     (442,337)
                                -------------- ------------- -------------
Balance at December 31, 1993       10,722,642    (1,151,880)   11,874,522

Net loss for the year
  ended December 31, 1994            (118,837)       (1,188)     (117,649)
                                -------------- ------------- -------------
Balance at December 31, 1994       10,603,805    (1,153,068)   11,756,873

Cash distributions to
  Limited Partners (A)               (165,810)                   (165,810)
Net loss for the year
  ended December 31, 1995            (203,933)       (2,039)     (201,894)
                                -------------- ------------- -------------
Balance at December 31, 1995    $  10,234,062  $ (1,155,107) $ 11,389,169
                                ============== ============= =============



(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1995          1994          1993
                                -------------- ------------- -------------

First Quarter                         None          None     $      11.05
Second Quarter                        None          None            5.525
Third Quarter                         None          None            5.525
Fourth Quarter                  $    5.527          None            5.525


The accompanying notes are an integral part of the financial statements.
                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993

                                     1995          1994          1993
                                -------------- ------------- -------------
Income:
  Rental                        $   3,131,371  $  3,136,357  $  2,848,289
  Service                           2,166,699     2,319,857     2,180,945
  Interest on short-term
    investments                       113,394        44,639        36,918
                                -------------- ------------- -------------
      Total income                  5,411,464     5,500,853     5,066,152
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    note payable                    1,281,358     1,223,270     1,131,748
  Depreciation                      1,323,007     1,280,011     1,196,548
  Amortization                         83,125        84,895        74,286
  Property operating                1,841,214     1,896,235     1,907,441
  Real estate taxes                   563,950       545,840       719,102
  Property management fees            257,806       244,587       234,499
  Administrative                      264,937       344,852       249,333
                                -------------- ------------- -------------
      Total expenses                5,615,397     5,619,690     5,512,957
                                -------------- ------------- -------------
Net loss                        $    (203,933) $   (118,837) $   (446,805)
                                ============== ============= =============
Net loss allocated to General
  Partner                       $      (2,039) $     (1,188) $     (4,468)
                                ============== ============= =============
Net loss allocated to Limited
  Partners                      $    (201,894) $   (117,649) $   (442,337)
                                ============== ============= =============
Net loss per Limited
  Partnership Interest (30,000
  issued and outstanding)       $       (6.73) $      (3.92) $     (14.74)
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.
                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993

                                      1995          1994          1993
                                -------------- ------------- -------------
Operating activities:
  Net loss                      $    (203,933) $   (118,837) $   (446,805)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Depreciation of property      1,323,007     1,280,011     1,196,548
      Amortization of deferred
        expenses                       83,125        84,895        74,286
      Net change in:
        Accounts and accrued
          interest receivable          34,536        43,129       (13,014)
        Escrow deposits               (31,576)      (14,949)
        Prepaid expenses              (33,798)
        Accounts payable              (66,973)     (143,509)       88,966
        Due to affiliates             (33,760)       12,438         3,090
        Accrued liabilities            73,052      (173,262)      (27,138)
        Security deposits              (1,183)      (16,025)       (6,854)
                                -------------- ------------- -------------
  Net cash provided by
    operating activities            1,142,497       953,891       869,079
                                -------------- ------------- -------------
Investing activity:
  Improvements to property           (265,835)     (261,676)     (426,216)
                                -------------- ------------- -------------
  Net cash used in investing
    activity                         (265,835)     (261,676)     (426,216)
                                -------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                         (165,810)                   (828,750)
  Proceeds from refinancing of
    mortgage note payable                        12,750,000
  Repayment of mortgage note
    payable                                     (11,468,631)
  Principal payments on
    mortgage note payable            (124,082)     (132,752)     (121,052)
  Funding of capital
    improvement escrows                            (914,725)
  Payment of deferred expenses                     (415,625)
                                -------------- ------------- -------------
  Net cash used in finanacing
    activities                       (289,892)     (181,733)     (949,802)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                         586,770       510,482      (506,939)
Cash and cash equivalents at
  beginning of year                 1,819,294     1,308,812     1,815,751
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,406,064  $  1,819,294  $  1,308,812
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.
                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Outlet Centre Partners is engaged exclusively in the operation of retail real estate located in Bristol, Wisconsin.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"). Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the term of the loan agreement.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant
abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. At December 31, 1995, cash and cash equivalents are held or invested in primarily one type of commercial paper.

(h) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1993 and 1994 statements in order to conform with the classification used in 1995. This reclassification has not changed the 1993 or 1994 results.

3. Partnership Agreement:

The Partnership was organized on March 13, 1987. The Partnership Agreement provides for Balcor Partners-XXII to be the General Partner and for the admission of Limited Partners through the sale of up to 30,000 Limited Partnership Interests at $1,000 per Interest. The Partnership commenced the offering of Limited Partnership Interests to the public on July 2, 1987 and completed its minimum offering on August 13, 1987. The offering was terminated on March 9, 1988, after the sale of 30,000 Limited Partnership Interests.

The Partnership and its subsidiaries own the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership Agreement provides that profits and losses will be allocated 1% to the General Partner and 99% to the Limited Partners.

Net Cash Receipts of the Partnership available for distribution will be distributed 90% to Limited Partners and 10% to the General Partner provided, however, that 100% of the General Partner's share of Net Cash Receipts will be subordinated to the prior receipt by Limited Partners of a Preferential Distribution of 7% for each of the first five 12-month periods following the termination of the offering and 8% for each 12-month period thereafter. For each period during which the Preferential Distribution is not attained, the General Partner's share of Net Cash Receipts will be deferred to the extent of any such deficiency and such deferred portion will be paid to the General Partner from future distributed Net Cash Receipts or from Net Cash Proceeds after required subordination levels are attained. A deficiency in the Preferential Distribution for a particular year will not by itself cause the subordination of the General Partner's share of Net Cash Receipts in later years. Net Cash Receipts will be computed after the deduction of the Partnership expenses.

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

4. Mortgage Note Payable:

In June 1994, the Centre's first mortgage loan was refinanced. The interest rate increased from 9.75% to 10.14%, the maturity date was extended from August 1994 to July 1999 and the monthly payments of principal and interest increased from $104,400 to $117,120. A portion of the proceeds from the new $12,750,000 first mortgage loan were used to repay the existing first mortgage loan of $11,468,631. The Centre, with a carrying value of $19,888,113 at December 31, 1995, was pledged as collateral for repayment of the mortgage loan.

Future maturities of the above note are approximately as follows:

         1996              $   137,000
         1997                  152,000
         1998                  168,000
         1999               12,112,000

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage notes payable of $1,281,358, $1,223,270 and $1,131,748, respectively.

5. Management Agreement:

As of December 31, 1995, the Centre is under a management agreement with a third-party management company. This management agreement provides for a fee of 5% of all rental and certain service receipts collected.

6. Tax Accounting:

The Partnership maintains its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1995, the net effect of these accounting differences resulted in a net loss in the financial statements compared to net income for tax reporting purposes; the difference of which is $315,852.
The aggregate cost of land for federal income tax purposes is $2,871,183 and the aggregate cost of buildings and improvements for Federal income tax purposes is $27,657,717. The total cost of the above mentioned is $30,528,900.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                         ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         ------- --------  ------ -------   ------ -------

Property management fees None None $225,117 None $230,289 $23,799 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $26,881  $3,057   44,324  16,613   30,090   2,483
    Data processing         7,362     845   14,181   3,089    9,210   1,979
    Investor communica-
      tions                 4,458    None   18,104   6,960   18,333   1,513
    Legal                  14,193     537   16,205   4,073    6,001     495
    Portfolio management   56,781   9,476   35,774  13,117   24,833   2,049
    Other                  10,715      18   17,421   3,841   35,591   2,937

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed the Centre until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $23,974, $27,307 and $18,499 for 1995, 1994 and 1993, respectively.

8. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1995 are approximately as follows:

                     1996              $ 2,850,000
                     1997                2,248,000
                     1998                1,723,000
                     1999                1,317,000
                     2000                  745,000
               Thereafter                  878,000

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals totaled approximately $224,000 for 1995, $221,000 for 1994 and $98,000 for 1993.
The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

10. Subsequent Event:

In January 1996, the Partnership paid $165,810 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $5.527 per Interest for the fourth quarter of 1995.