Form 10-Q
period 1996-03-31
OUTLET CENTRE PARTNERS
filed 1996-05-14
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-16717
                       -------

                          OUTLET CENTRE PARTNERS
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3498737
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor
2355 Waukegan Rd., Bannockburn, Illinois                 60015
  ---------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  2,251,650    $  2,406,064
Accounts and accrued interest receivable          103,041          40,445
Escrow deposits                                   833,500         961,250
Prepaid expenses                                    8,109          33,798
Deferred expenses, net of accumulated
  amortization of $145,469 in 1996 and
  $124,688 in 1995                                270,156         290,937
                                             -------------   -------------
                                                3,466,456       3,732,494
                                             -------------   -------------
Investment in real estate:
  Land                                          2,871,183       2,871,183
  Buildings and improvements                   27,565,202      27,565,202
                                             -------------   -------------
                                               30,436,385      30,436,385
  Less accumulated depreciation                10,878,440      10,548,272
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     19,557,945      19,888,113
                                             -------------   -------------
                                             $ 23,024,401    $ 23,620,607
                                             =============   =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    126,068    $    137,181
Due to affiliates                                  20,875          13,933
Accrued liabilities - principally
  real estate taxes                               416,891         618,892
Security deposits                                  47,419          48,119
Mortgage note payable                          12,535,392      12,568,420
                                             -------------   -------------
    Total liabilities                          13,146,645      13,386,545
                                             -------------   -------------
Limited Partners' capital (30,000
  Interests issued and outstanding)            11,034,768      11,389,169
General Partner's deficit                      (1,157,012)     (1,155,107)
                                             -------------   -------------
    Total partners' capital                     9,877,756      10,234,062
                                             -------------   -------------
                                             $ 23,024,401    $ 23,620,607
                                             =============   =============



The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)



                                                  1996            1995
                                             -------------   -------------
Income:
  Rental                                     $    841,713    $    741,655
  Service                                         523,333         538,331
  Interest on short-term investments               29,255          30,297
                                             -------------   -------------
    Total income                                1,394,301       1,310,283
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               318,332         321,504
  Depreciation                                    330,168         320,003
  Amortization                                     20,781          20,781
  Property operating                              672,817         657,727
  Real estate taxes                               140,987         136,460
  Property management fees                         64,362          65,132
  Administrative                                   37,350          43,807
                                             -------------   -------------
    Total expenses                              1,584,797       1,565,414
                                             -------------   -------------
Net loss                                     $   (190,496)   $   (255,131)
                                             =============   =============
Net loss allocated to General Partner        $     (1,905)   $     (2,551)
                                             =============   =============
Net loss allocated to Limited Partners       $   (188,591)   $   (252,580)
                                             =============   =============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)            $      (6.29)   $      (8.42)
                                             =============   =============
Distribution to Limited Partners             $    165,810            None
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $      5.527            None
                                             =============   =============












The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (190,496)   $   (255,131)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation of property                    330,168         320,003
      Amortization of deferred expenses            20,781          20,781
      Net change in:
        Accounts and accrued interest
          receivable                              (62,596)         16,368
        Escrow deposits                                           (16,176)
        Prepaid expenses                           25,689
        Accounts payable                          (11,113)        (37,061)
        Due to affiliates                           6,942          10,645
        Accrued liabilities                      (202,001)       (142,712)
        Security deposits                            (700)          1,500
                                             -------------   -------------
  Net cash used in operating activities           (83,326)        (81,783)
                                             -------------   -------------

Financing activities:
  Distribution to Limited Partners               (165,810)
  Principal payments on mortgage note
    payable                                       (33,028)        (29,856)
  Release of capital improvement escrow           127,750
                                             -------------   -------------
  Net cash used in financing activities           (71,088)        (29,856)
                                             -------------   -------------

Net change in cash and cash equivalents          (154,414)       (111,639)
Cash and cash equivalents at beginning
  of year                                       2,406,064       1,819,294
                                             -------------   -------------

Cash and cash equivalents at end of period   $  2,251,650    $  1,707,655
                                             =============   =============











The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $318,332 and $321,504, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                        Paid       Payable
                                     -----------   ---------
   Reimbursement of expenses to
     the General Partner, at cost      $7,361      $20,875

4. Subsequent Event:

In April 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Net Cash Receipts for the first quarter of 1996.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Increased collections of percentage rents from tenants at the Centre were the primary reason the Partnership's net loss decreased during the quarter ended March 31, 1996 when compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

The Partnership receives rents from certain tenants based on a percentage of their gross sales in excess of stipulated minimums. Higher sales for some tenants at the Centre caused an increase in percentage rents which resulted in an increase in rental income during 1996 when compared to 1995.

As a result of lower accounting fees incurred by the Partnership, administrative expenses decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $154,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership used approximately $83,000 to fund its operating activities. The operating activities reflect the operations of the Centre, a semi-annual real estate tax payment, interest income earned on short-term investments, and the payment of administrative expenses of the Partnership. The Partnership used cash to fund its financing activities which consist of the payment of distributions totaling approximately $166,000 to Limited Partners, the payment of principal on the mortgage note payable of approximately $33,000 and the release of approximately $128,000 from the Partnership's capital improvement escrow.

As of March 31, 1996, the occupancy rate at the Centre was 82%, and during each of 1996 and 1995, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. Although the General Partner has no current plans to sell the property, the receipt of an attractive unsolicited offer or changing market conditions could change this strategy.

In April 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1995. Including the April 1996 distribution, investors have received distributions of Net Cash Receipts of $282.90 and Net Cash Proceeds of $263.08, totaling $545.98 per $1,000 Interest.

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



                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the period ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


Date:  May 14, 1996
      ---------------------------