Form 10-Q
period 1996-06-30
OUTLET CENTRE PARTNERS
filed 1996-08-13
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                   1996          1995
                                               ------------- -------------
Cash and cash equivalents                      $  2,369,921  $  2,406,064
Accounts and accrued interest receivable            149,468        40,445
Escrow deposits                                     769,650       961,250
Prepaid expenses                                     84,250        33,798
Deferred expenses, net of accumulated
   amortization of $166,250 in 1996 and
   $124,688 in 1995                                 249,375       290,937
                                               ------------- -------------
                                                  3,622,664     3,732,494
                                               ------------- -------------
Investment in real estate:
  Land                                            2,871,183     2,871,183
  Buildings and improvements                     27,565,202    27,565,202
                                               ------------- -------------
                                                 30,436,385    30,436,385
  Less accumulated depreciation                  11,208,609    10,548,272
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       19,227,776    19,888,113
                                               ------------- -------------
                                               $ 22,850,440  $ 23,620,607
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    124,150  $    137,181
Due to affiliates                                    21,403        13,933
Accrued liabilities - principally
  real estate taxes                                 557,878       618,892
Security deposits                                    47,419        48,119
Mortgage note payable                            12,501,519    12,568,420
                                               ------------- -------------
     Total liabilities                           13,252,369    13,386,545
                                               ------------- -------------
Limited Partners' capital (30,000
   Interests issued and outstanding)             10,756,222    11,389,169
General Partner's deficit                        (1,158,151)   (1,155,107)
                                               ------------- -------------
     Total partners' capital                      9,598,071    10,234,062
                                               ------------- -------------
                                               $ 22,850,440  $ 23,620,607
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996          1995
                                               ------------- -------------
Income:
  Rental                                       $  1,590,786  $  1,569,925
  Service                                           910,899     1,074,630
  Interest on short-term investments                 57,992        55,107
                                               ------------- -------------
    Total income                                  2,559,677     2,699,662
                                               ------------- -------------
Expenses:
  Interest on mortgage note payable                 635,819       642,245
  Depreciation                                      660,337       615,080
  Amortization                                       41,562        41,562
  Property operating                              1,039,897     1,108,972
  Real estate taxes                                 281,975       279,172
  Property management fees                          115,555       131,528
  Administrative                                     88,903       114,681
                                               ------------- -------------
    Total expenses                                2,864,048     2,933,240
                                               ------------- -------------
Net loss                                       $   (304,371) $   (233,578)
                                               ============= =============
Net loss allocated to General Partner          $     (3,044) $     (2,336)
                                               ============= =============
Net loss allocated to Limited Partners         $   (301,327) $   (231,242)
                                               ============= =============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)              $     (10.04) $      (7.71)
                                               ============= =============
Distributions to Limited Partners              $    331,620         None
                                               ============= =============
Distributions per Limited Partnership
  Interest                                     $     11.054         None
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996          1995
                                               ------------- -------------
Income:
  Rental                                       $    749,073  $    828,270
  Service                                           387,566       536,299
  Interest on short-term investments                 28,737        24,810
                                               ------------- -------------
    Total income                                  1,165,376     1,389,379
                                               ------------- -------------
Expenses:
  Interest on mortgage note payable                 317,487       320,741
  Depreciation                                      330,169       295,077
  Amortization                                       20,781        20,781
  Property operating                                367,080       451,245
  Real estate taxes                                 140,988       142,712
  Property management fees                           51,193        66,396
  Administrative                                     51,553        70,874
                                               ------------- -------------
    Total expenses                                1,279,251     1,367,826
                                               ------------- -------------
Net (loss) income                              $   (113,875) $     21,553
                                               ============= =============
Net (loss) income allocated to General Partner $     (1,139) $        215
                                               ============= =============
Net (loss) income allocated to Limited Partners$   (112,736) $     21,338
                                               ============= =============
Net (loss) income per Limited Partnership
  Interest (30,000 issued and outstanding)     $      (3.75) $       0.71
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

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996          1995
                                               ------------- -------------
Operating activities:
  Net loss                                     $   (304,371) $   (233,578)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of property                      660,337       615,080
      Amortization of deferred expenses              41,562        41,562
      Net change in:
        Accounts and accrued interest
          receivable                               (109,023)      (26,052)
        Escrow deposits                                           (27,726)
        Prepaid expenses                            (50,452)      (81,086)
        Accounts payable                            (13,031)      (36,514)
        Due to affiliates                             7,470       (42,110)
        Accrued liabilities                         (61,014)
        Security deposits                              (700)          700
                                               ------------- -------------
  Net cash provided by operating activities         170,778       210,276
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners                (331,620)
  Principal payments on mortgage note payable       (66,901)      (60,475)
  Release of capital improvement escrow             191,600
                                               ------------- -------------
  Net cash used in financing activities            (206,921)      (60,475)
                                               ------------- -------------

Net change in cash and cash equivalents             (36,143)      149,801
Cash and cash equivalents at beginning of year    2,406,064     1,819,294
                                               ------------- -------------

Cash and cash equivalents at end of period     $  2,369,921  $  1,969,095
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $635,819 and $642,245, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost  $     26,566  $  19,205    $   21,403

4. Subsequent Event:

In July 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Net Cash Receipts for the second quarter of 1996.

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

Operations
- ----------

Summary of Operations
- ---------------------

Decreased real estate tax reimbursements from tenants at the Centre was the primary reason the Partnership's net loss increased during the six months ended June 30, 1996 when compared to the same period in 1995 and the Partnership recognized net income during the quarter ended June 30, 1996 as compared to a net loss during the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The Partnership bills tenants on a monthly basis for common area maintenance, real estate taxes and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The periodic adjustment of billings for real estate taxes resulted in decreased reimbursements from tenants due to a prior year reduction in the assessed value of the Centre levied by the local taxing authority and was the primary reason service income and, consequently, property management fees decreased during 1996 when compared to 1995.

Capitalized improvements during 1995 at the Centre resulted in an increase in depreciation expense during 1996 when compared to 1995.

Higher tenant related expenditures were incurred in 1995 resulting from leasing activity in late 1994. This resulted in a decrease in property operating expense during 1996 when compared to 1995.

As a result of lower accounting fees incurred by the Partnership, administrative expenses decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $36,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership generated cash flow of approximately $171,000 from its operating activities. The operating activities reflect the operations of the Centre, interest income earned on short-term investments, and the payment of administrative expenses of the Partnership. The Partnership used cash to fund its financing activities of approximately $207,000 which consisted of the payment of distributions totaling approximately $332,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $67,000, net of the release of approximately $192,000 from the Partnership's capital improvement escrow.

As of June 30, 1996, the occupancy rate at the Centre was 82%, and during each of 1996 and 1995, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. Although the General Partner has no current plans to sell the property, the receipt of an attractive unsolicited offer or changing market conditions could change this strategy.

In July 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Net Cash Receipts for the second quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1996. Including the July 1996 distribution, investors have received distributions of Net Cash Receipts of $288.42 and Net Cash Proceeds of $263.08, totaling $551.50 per $1,000 Interest.

The Partnership expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions. However, the level of future distributions will be dependent on the cash flow generated by the Centre. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


Date: August 13, 1996
      ---------------------------