Form 10-Q
period 1996-09-30
OUTLET CENTRE PARTNERS
filed 1996-11-14
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

c/o Balcor Partners XXII
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  2,220,137    $  2,406,064
Accounts and accrued interest receivable          183,366          40,445
Escrow deposits                                   769,650         961,250
Prepaid expenses                                   62,526          33,798
Deferred expenses, net of accumulated
  amortization of $187,032 in 1996 and
  $124,688 in 1995                                228,593         290,937
                                             -------------   -------------
                                                3,464,272       3,732,494
                                             -------------   -------------
Investment in real estate:
  Land                                          2,871,183       2,871,183
  Buildings and improvements                   27,565,202      27,565,202
                                             -------------   -------------
                                               30,436,385      30,436,385
  Less accumulated depreciation                11,538,777      10,548,272
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     18,897,608      19,888,113
                                             -------------   -------------
                                             $ 22,361,880    $ 23,620,607
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    128,168    $    137,181
Due to affiliates                                  26,242          13,933
Accrued liabilities - principally
  real estate taxes                               422,962         618,892
Security deposits                                  43,969          48,119
Mortgage note payable                          12,466,781      12,568,420
                                             -------------   -------------
     Total liabilities                         13,088,122      13,386,545
                                             -------------   -------------
Limited Partners' capital (30,000
  Interests issued and outstanding)            10,433,494      11,389,169
General Partner's deficit                      (1,159,736)     (1,155,107)
                                             -------------   -------------
     Total partners' capital                    9,273,758      10,234,062
                                             -------------   -------------
                                             $ 22,361,880    $ 23,620,607
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Rental                                     $  2,353,674    $  2,249,667
  Service                                       1,379,209       1,705,356
  Interest on short-term investments               88,820          76,938
                                             -------------   -------------
    Total income                                3,821,703       4,031,961
                                             -------------   -------------
Expenses:
  Interest on mortgage note payable               952,441         962,203
  Depreciation                                    990,505         922,619
  Amortization                                     62,344          62,344
  Property operating                            1,549,932       1,643,803
  Real estate taxes                               422,962         408,811
  Property management fees                        171,680         187,681
  Administrative                                  134,713         164,338
                                             -------------   -------------
    Total expenses                              4,284,577       4,351,799
                                             -------------   -------------
Net loss                                     $   (462,874)   $   (319,838)
                                             =============   =============
Net loss allocated to General Partner        $     (4,629)   $     (3,198)
                                             =============   =============
Net loss allocated to Limited Partners       $   (458,245)   $   (316,640)
                                             =============   =============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)            $     (15.27)   $     (10.55)
                                             =============   =============
Distributions to Limited Partners            $    497,430           None
                                             =============   =============
Distributions per Limited Partnership
  Interest                                   $     16.581           None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Rental                                     $    762,888    $    759,742
  Service                                         468,310         550,726
  Interest on short-term investments               30,828          21,831
                                             -------------   -------------
    Total income                                1,262,026       1,332,299
                                             -------------   -------------
Expenses:
  Interest on mortgage note payable               316,622         319,958
  Depreciation                                    330,168         307,539
  Amortization                                     20,782          20,782
  Property operating                              510,035         534,831
  Real estate taxes                               140,987         129,639
  Property management fees                         56,125          56,153
  Administrative                                   45,810          49,657
                                             -------------   -------------
    Total expenses                              1,420,529       1,418,559
                                             -------------   -------------
Net loss                                     $   (158,503)   $    (86,260)
                                             =============   =============
Net loss allocated to General Partner        $     (1,585)   $       (862)
                                             =============   =============
Net loss allocated to Limited Partners       $   (156,918)   $    (85,398)
                                             =============   =============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)   $      (5.23)   $      (2.84)
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

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (462,874)   $   (319,838)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of property                    990,505         922,619
      Amortization of deferred expenses            62,344          62,344
      Net change in:
        Accounts and accrued interest
          receivable                             (142,921)       (135,213)
        Escrow deposits                                           (31,576)
        Prepaid expenses                          (28,728)        (56,760)
        Accounts payable                           (9,013)        (35,979)
        Due to affiliates                          12,309         (32,430)
        Accrued liabilities                      (195,930)       (137,029)
        Security deposits                          (4,150)           (800)
                                             -------------   -------------
  Net cash provided by operating activities       221,542         235,338
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners              (497,430)
  Principal payments on mortgage note payable    (101,639)        (91,877)
  Release of capital improvement escrow           191,600
                                             -------------   -------------
  Net cash used in financing activities          (407,469)        (91,877)
                                             -------------   -------------
Net change in cash and cash equivalents          (185,927)        143,461
Cash and cash equivalents at beginning
  of year                                       2,406,064       1,819,294
                                             -------------   -------------
Cash and cash equivalents at end of period   $  2,220,137    $  1,962,755
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $952,441 and $962,203, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:


                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost     $31,514      $ 4,948     $ 26,242


4. Subsequent Event:

In October 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Net Cash Receipts for the third quarter of 1996.

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

Operations
----------

Summary of Operations
---------------------

Decreased real estate tax reimbursements from tenants at the Centre was the primary reason the Partnership's net loss increased during the nine months and quarter ended September 30, 1996 when compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

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

As a result of higher average cash balances, interest income on short-term investments increased during 1996 when compared to 1995.

As a result of lower accounting and legal fees incurred by the Partnership, administrative expenses decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $186,000 as of September 30, 1996 when compared to December 31, 1995. The Partnership generated cash flow of approximately $222,000 from its operating activities. The operating activities reflect the operations of the Centre, interest income earned on short-term investments, and the payment of administrative expenses of the Partnership. The Partnership used cash to fund its financing activities of approximately $407,000 which consisted of the payment of distributions totaling approximately $497,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $102,000, net of the release of approximately $192,000 from the Partnership's capital improvement escrow.

As of September 30, 1996, the occupancy rate at the Centre was 85%, and during each of 1996 and 1995, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. Although the General Partner has no current plans to sell the property, the receipt of an attractive unsolicited offer or changing market conditions could change this strategy.

In October 1996, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Net Cash Receipts for the third quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $293.95 and Net Cash Proceeds of $263.08, totaling $557.03 per $1,000 Interest.

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

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit No. 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated April 2, 1987 (Registration No. 33-13097) and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-16717) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Partners-XXII, the General Partner


Date: November 14, 1996
      ---------------------------