Form 10-K
period 1996-12-31
OUTLET CENTRE PARTNERS
filed 1997-03-26
CIK 812094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                           -----------------
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

Item 1. Business
----------------

Outlet Centre Partners (the "Registrant") is a limited partnership formed in 1987 under the laws of the State of Illinois, which raised $30,000,000 from sales of Limited Partnership Interests. The Registrant owns (through subsidiaries) the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin as described under "Item 2. Property". The Partnership Agreement provides that the proceeds from any sale or refinancing of the Centre will not be reinvested in new acquisitions. The Registrant's operations consist exclusively of investment in and operation of income producing real property, and all financial information included in this report relates to this industry segment.

The Centre is subject to certain competitive conditions in the market in which the property is located. See Item 7. Liquidity and Capital Resources for additional information.

The Centre faces various levels of competition for retention of its tenants from similar types of properties in the vicinity in which it is located. The Registrant has no plans to change the current use of or to renovate the Centre.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

The General Partner is currently marketing the Centre for sale. If the Centre is sold, the timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Registrant for a longer period of time.

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

Item 2. Property
----------------

The Registrant owns, in fee simple, the Factory Outlet Centre, a regional enclosed mall containing approximately 310,000 square feet located on approximately 33 acres in Bristol, Wisconsin.

The average occupancy rate and the effective average rent per square foot for each of the last five years for the property owned by the Registrant at December 31, 1996, is described below. No tenant occupies 10% or more of the leasable square feet of the property.
                            1996    1995    1994    1993    1992
                            ----    ----    ----    ----    ----
Factory Outlet Centre
 Occupancy rate               83%     86%     91%     90%     90%
 Effective rent           $11.44  $10.83  $10.61   $9.69  $10.61


The Centre is held subject to a mortgage loan, as described in more detail in
Note 5 of Notes to Financial Statements.

Real estate taxes incurred in 1996 for the above property totaled $567,357.

The Federal tax basis of the Registrant's property totaled $30,570,335 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the property is depreciated over a useful life ranging from 19 to 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for the Centre.

See Notes to Financial Statements for other information regarding the property investment.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 2,007.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                   ----------  ----------  ----------  ----------   ----------

Total income       $5,186,143  $5,411,464  $5,500,853  $5,066,152   $5,654,459
Net loss             (744,997)   (203,933)  (118,837)   (446,805)     (217,234)
Net loss per
  Limited
  Partnership
  Interest             (24.58)      (6.73)     (3.92)     (14.74)        (7.17)
Total assets       22,039,698  23,620,607  24,143,296  23,433,874   24,772,417
Mortgage note
  payable          12,431,154  12,568,420 12,692,502  11,543,885    11,664,937
Distributions per
  Limited Partnership
  Interest (A)         22.108       5.527        None     27.625         44.20

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------


Summary of Operations
---------------------

Property operations decreased at the Centre during 1996 as compared to 1995 and during 1995 as compared to 1994. This resulted in an increase in the Partnership's net loss during 1996 as compared to 1995 and during 1995 as compared to 1994. Further discussion of the operations of Outlet Centre Partners (the "Partnership") is summarized below.

1996 Compared to 1995
---------------------

The Partnership bills tenants on a monthly basis for common area maintenance, real estate taxes and other operating expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. The periodic adjustment of billings for real estate taxes resulted in decreased reimbursements from tenants due to a prior year's reduction in the assessed value of the Centre levied by the local taxing authority and was the primary reason service income decreased during 1996 when compared to 1995.

As a result of higher average cash balances due to interest earned on capital improvement escrows, interest income on short-term investments increased during 1996 when compared to 1995.

Increased marketing costs were incurred in order to maintain occupancy. This, along with air conditioning and ventilation repairs and upgrades and insurance deductibles paid in relation to an April 1996 storm, resulted in an increase in property operating expense during 1996 when compared to 1995.

Decreased service income, as mentioned above, resulted in a decrease in property management fees during 1996 when compared to 1995.

As a result of lower accounting, portfolio management, and legal fees incurred by the Partnership, administrative expenses decreased during 1996 when compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $295,000 as of December 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow of approximately $313,000 from its operating activities. The operating activities reflect the operations of the Centre, interest income earned on short-term investments, and the payment of administrative expenses and expenditures related to the damage caused by a storm during 1996. The Partnership expects to be reimbursed by its insurance carrier for costs of the damage, less deductibles. The Partnership used cash to fund its financing activities of approximately $609,000 which consisted of the payment of distributions totaling approximately $663,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $137,000, plus the receipt of approximately $192,000 from the Partnership's capital improvement escrow.

As of December 31, 1996, the occupancy rate at the Centre was 83%, and during each of 1996 and 1995, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. The Partnership is currently marketing the Centre for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

The Centre experienced a high rate of lease expirations during 1996. However, through successful leasing strategies and efforts, many tenant leases were renewed and several significant new tenants were added to the tenant mix. These leasing strategies and efforts are continuing as additional tenant leases expire. The Centre also has continued its media and marketing campaign. In addition, continued repairs and upgrades are required in order for the Centre to remain attractive to tenants and shoppers. The success of this media campaign and the leasing and repair programs will impact the level of future cash flow which may be generated by the Centre, as well as the future sale price which may be obtained by the Partnership. Lakeside Marketplace, an outlet strip center located three miles south of the Centre, has announced construction of their third phase which they anticipate to have completed by the first quarter of 1997. This 120,000 square foot expansion may impact the ability to lease the Centre as well as tenant sales.

The Partnership made distributions totaling $22.11 and $5.53 per Interest in 1996 and 1995, respectively. See Statement of Partners Capital for additional information. All of these distributions were comprised of Net Cash Receipts. In January 1994, quarterly distributions to Limited Partners were suspended in order to provide the working capital necessary to complete the refinancing of the Centre's mortgage note payable. With the completion of the refinancing in June 1994 and the subsequent replenishing of cash reserves from operations, the Partnership resumed quarterly distributions in October 1995. In January 1997, the Partnership paid $165,810 ($5.527 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1996. Including the January 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $299.48 and Net Cash Proceeds of $263.08, totaling $562.56 per $1,000 Interest. The Partnership expects to continue making quarterly distributions from cash flow from property operations. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

Comparison of Actual Operations and the Financial Forecast
----------------------------------------------------------

The Financial Forecast and Supplemental Projections included in the Partnership's Prospectus forecasted the operations of the Partnership for a ten year period beginning January 1, 1988 and ending December 31, 1997. The Partnership incurred a net loss of $744,997 during the year ended December 31, 1996, whereas net income of approximately $1,569,000 was originally forecasted for this period. The difference was primarily a result of lower than forecasted rental income and higher expenditures related to the ongoing media and marketing campaign and various improvements at the Centre. The General Partner anticipates that the actual operations for 1997 will also be significantly lower than the forecasted operations for 1997 in the Prospectus due primarily to lower than originally forecasted rental collections.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $22,039,698  $22,394,544  $23,620,607   $27,809,423
Partners' capital
  (deficit):
    General Partner   (1,162,557)    (529,352)   (1,155,107)     (522,372)
    Limited Partners   9,988,382   13,801,344   11,389,169    15,000,191
Net (loss) income:
    General Partner      (7,450)       (6,980)     (2,039)         1,119
    Limited Partners   (737,547)     (535,607)    (201,894)      110,800
    Per Limited Partner-
      ship Interest      (24.58)       (17.85)      (6.73)          3.69

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

Effective October 18, 1995, the Registrant has terminated its audit agreement with Arthur Andersen LLP to act as the Registrant's independent accounting firm and has engaged Coopers & Lybrand L.L.P. as its new independent accounting firm. The report of Arthur Andersen LLP on the financial statements of the Registrant for the year ended December 31, 1994 did not contain any adverse opinion or any disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. There existed no disagreements relating to any matter of accounting principles or practices, financial statement disclosures, auditing scope and procedures or compliance with applicable rules which resulted in the termination of Arthur Andersen LLP as the Registrant's independent accounting firm. The decision to change accounting firms was approved by the General Partner of the Registrant.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XXII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $990 in 1996 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of these remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(16) Letter from Arthur Anderson LLP dated October 18, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Current Report on 8-K dated October 18,1995 (Commission File No. 0-16717) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OUTLET CENTRE PARTNERS


                         By: /s/ Jayne A. Kosik
                             -------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Partners-XXII, the
                             General Partner

Date: March 26, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XXII,
/s/Thomas E. Meador      the General Partner                March 26, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XXII,
 /s/Jayne A. Kosik       the General Partner                March 26, 1997
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS



Reports of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules:

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Partners of
Outlet Centre Partners:

We have audited the accompanying balance sheets of Outlet Centre Partners (an Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outlet Centre Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership
Agreement provides for the dissolution of the Partnership upon the disposition of all interests in real estate. The Partnership is presently marketing for sale its sole real estate asset. Upon disposition of its sole real estate asset and resolution of the litigation described in Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 18, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Partners of
Outlet Centre Partners:

We have audited the statements of partners' capital, income and expenses, and cash flows of OUTLET CENTER PARTNERS (an Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of OUTLET CENTRE PARTNERS for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                   /s/Arthur Anderson LLP

                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
February 10, 1995

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                 1996             1995
                                            --------------   -------------
Cash and cash equivalents                   $   2,110,693    $  2,406,064
Accounts and accrued interest receivable          329,346          40,445
Escrow deposits                                   786,741         961,250
Prepaid expenses                                   37,666          33,798
Deferred expenses, net of accumulated
  amortization of $207,813 in 1996 and
  $124,688 in 1995                                207,812         290,937
                                            --------------   -------------
                                                3,472,258       3,732,494
                                            --------------   -------------
Investment in real estate:
  Land                                          2,871,183       2,871,183
  Buildings and improvements                   27,565,202      27,565,202
                                            --------------   -------------
                                               30,436,385      30,436,385
  Less accumulated depreciation                11,868,945      10,548,272
                                            --------------   -------------
Investment in real estate, net of
  accumulated depreciation                     18,567,440      19,888,113
                                            --------------   -------------
                                            $  22,039,698    $ 23,620,607
                                            ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     133,424    $    137,181
Due to affiliates                                  34,615          13,933
Accrued liabilities - principally
  real estate taxes                               567,357         618,892
Security deposits                                  47,323          48,119
Mortgage note payable                          12,431,154      12,568,420
                                            --------------   -------------
    Total liabilities                          13,213,873      13,386,545
                                            --------------   -------------
Contingencies and Commitments

Limited Partners' capital (30,000
  Interests issued and outstanding)             9,988,382      11,389,169
General Partner's deficit                      (1,162,557)     (1,155,107)
                                            --------------   -------------
    Total partners' capital                     8,825,825      10,234,062
                                            --------------   -------------
                                            $  22,039,698    $ 23,620,607
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995, and 1994


                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1993    $  10,722,642  $ (1,151,880) $ 11,874,522

Net loss for the year
  ended December 31, 1994            (118,837)       (1,188)     (117,649)
                                -------------- ------------- -------------
Balance at December 31, 1994       10,603,805    (1,153,068)   11,756,873

Cash distributions to
  Limited Partners (A)               (165,810)                   (165,810)
Net loss for the year
  ended December 31, 1995            (203,933)       (2,039)     (201,894)
                                -------------- ------------- -------------
Balance at December 31, 1995       10,234,062    (1,155,107)   11,389,169

Cash distributions to
  Limited Partners (A)               (663,240)                   (663,240)
Net loss for the year
  ended December 31, 1996            (744,997)       (7,450)     (737,547)
                                -------------- ------------- -------------
Balance at December 31, 1996    $   8,825,825  $ (1,162,557) $  9,988,382
                                ============== ============= =============



(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                         1996          1995          1994
                                -------------- ------------- -------------

First Quarter                   $       5.527          None          None
Second Quarter                          5.527          None          None
Third Quarter                           5.527          None          None
Fourth Quarter                          5.527  $      5.527          None


The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994


                                     1996          1995          1994
                                -------------- ------------- -------------
Income:
  Rental                        $   3,158,015  $  3,131,371  $  3,136,357
  Service                           1,883,814     2,166,699     2,319,857
  Interest on short-term
    investments                       144,314       113,394        44,639
                                -------------- ------------- -------------
      Total income                  5,186,143     5,411,464     5,500,853
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    note payable                    1,268,175     1,281,358     1,223,270
  Depreciation                      1,320,673     1,323,007     1,280,011
  Amortization                         83,125        83,125        84,895
  Property operating                2,251,600     1,841,214     1,896,235
  Real estate taxes                   567,357       563,950       545,840
  Property management fees            231,329       257,806       244,587
  Administrative                      208,881       264,937       344,852
                                -------------- ------------- -------------
      Total expenses                5,931,140     5,615,397     5,619,690
                                -------------- ------------- -------------
Net loss                        $    (744,997) $   (203,933) $   (118,837)
                                ============== ============= =============
Net loss allocated to General
  Partner                       $      (7,450) $     (2,039) $     (1,188)
                                ============== ============= =============
Net loss allocated to Limited
  Partners                      $    (737,547) $   (201,894) $   (117,649)
                                ============== ============= =============
Net loss per Limited
  Partnership Interest (30,000
  issued and outstanding)       $      (24.58) $      (6.73) $      (3.92)
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994

                                     1996          1995          1994
                                -------------- ------------- -------------
Operating activities:
  Net loss                      $    (744,997) $   (203,933) $   (118,837)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Depreciation of property      1,320,673     1,323,007     1,280,011
      Amortization of deferred
        expenses                       83,125        83,125        84,895
      Net change in:
        Accounts and accrued
          interest receivable        (288,901)       34,536        43,129
        Escrow deposits               (17,091)      (31,576)      (14,949)
        Prepaid expenses               (3,868)      (33,798)
        Accounts payable               (3,757)      (66,973)     (143,509)
        Due to affiliates              20,682       (33,760)       12,438
        Accrued liabilities           (51,535)       73,052      (173,262)
        Security deposits                (796)       (1,183)      (16,025)
                                -------------- ------------- -------------
  Net cash provided by
    operating activities              313,535     1,142,497       953,891
                                -------------- ------------- -------------
Investing activity:
  Improvements to property                         (265,835)     (261,676)
                                               ------------- -------------
  Net cash used in investing
    activity                                       (265,835)     (261,676)
                                               ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                         (663,240)     (165,810)
  Proceeds from refinancing of
    mortgage note payable                                      12,750,000
  Repayment of mortgage note
    payable                                                   (11,468,631)
  Principal payments on
    mortgage note payable            (137,266)     (124,082)     (132,752)
  Funding of capital
    improvement escrows                                          (914,725)
  Payment of deferred expenses                                   (415,625)
  Release of capital improvement
    escrow                            191,600
                                -------------- ------------- -------------
  Net cash used in finanacing
    activities                       (608,906)     (289,892)     (181,733)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                        (295,371)      586,770       510,482
Cash and cash equivalents at
  beginning of year                 2,406,064     1,819,294     1,308,812

                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,110,693  $  2,406,064  $  1,819,294
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Outlet Centre Partners (the "Partnership") is engaged exclusively in the operation of retail real estate located in Bristol, Wisconsin.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership is currently marketing the Centre for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 11 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"). Under SFAS 121, the Partnership records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimates the fair value of its property based on the current estimated sales price less closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the term of the loan agreement. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(f) The Financial Accounting Standard Board's Statement No. 107, _Disclosures About Fair Value of Financial Instruments_, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are held or invested primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 statements in order to conform with the classification used in 1995 and 1996. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

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

The Partnership through its subsidiaries owns the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership Agreement provides that profits and losses will be allocated 1% to the General Partner and 99% to the Limited Partners.

Net Cash Receipts of the Partnership available for distribution will be distributed 90% to Limited Partners and 10% to the General Partner provided, however, that 100% of the General Partner's share of Net Cash Receipts will be subordinated to the prior receipt by Limited Partners of a Preferential Distribution of 7% for each of the first five 12-month periods following the termination of the offering and 8% for each 12-month period thereafter. For each period during which the Preferential Distribution is not attained, the General Partner's share of Net Cash Receipts will be deferred to the extent of any such deficiency and such deferred portion will be paid to the General Partner from future distributed Net Cash Receipts or from Net Cash Proceeds after required subordination levels are attained. A deficiency in the Preferential Distribution for a particular year will not by itself cause the subordination of the General Partner's share of Net Cash Receipts in later years. Net Cash Receipts will be computed after the deduction of the Partnership expenses. Nothing has been paid to date to the General Partner under this provision.

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

5. Mortgage Note Payable:

In June 1994, the Centre's mortgage loan was refinanced. The interest rate increased from 9.75% to 10.14%, the maturity date was extended from August 1994 to July 1999 and the monthly payments of principal and interest increased from $104,400 to $117,120. A portion of the proceeds from the new $12,750,000 mortgage loan were used to repay the existing mortgage loan of $11,468,631. The mortgage loan balances at December 31, 1996 and 1995 are $12,431,154 and $12,568,420, respectively. The Centre, with a carrying value of $18,567,440 at December 31, 1996, is pledged as collateral for repayment of the mortgage loan.

Future maturities of the above note are approximately as follows:

         1997                 $152,000
         1998                  168,000
         1999               12,112,000

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $1,268,175, $1,281,358 and $1,223,270, respectively.

6. Management Agreement:

As of December 31, 1996, the Centre is under a management agreement with a third-party management company. This management agreement provides for a fee of 5% of all rental and certain service receipts collected.

7. Tax Accounting:

The Partnership maintains its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1996 in the financial statements is $202,410 greater than the tax loss for the same period.

The aggregate cost of land for federal income tax purposes is $2,871,183 and the aggregate cost of buildings and improvements for Federal income tax purposes is $27,699,152. The total cost of these is $30,570,335.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                         ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         ------- --------  ------ -------   ------ -------

Property management fees None None None None $225,117 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             $8,122  $6,869  $26,881  $3,057  $44,324 $16,613
    Data processing         1,996     710    7,362     845   14,181   3,089
    Investor communica-
      tions                  None    None    4,458    None   18,104   6,960
    Legal                   2,000   1,634   14,193     537   16,205   4,073
    Portfolio management   30,226  25,262   56,781   9,476   35,774  13,117
    Other                      47     138   10,715      18   17,421   3,841

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed the Centre until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $6,087, $23,974 and $27,307 for 1996, 1995 and 1994, respectively.

9. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1996 are approximately as follows:

                     1997               $2,387,000
                     1998                2,164,000
                     1999                1,684,000
                     2000                1,149,000
                     2001                  699,000
               Thereafter                  509,000

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals totaled approximately $274,000 for 1996, $224,000 for 1995 and $221,000 for 1994.

The Partnership is subject to the usual business risks regarding the collection of rental income.

10. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

12. Subsequent Event:

In January 1997, the Partnership paid $165,810 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $5.527 per Interest for the fourth quarter of 1996.