Form 10-Q
period 1997-03-31
OUTLET CENTRE PARTNERS
filed 1997-05-09
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

2355 Waukegan Road
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  1,946,870    $  2,110,693
Accounts and accrued interest receivable          379,135         329,346
Escrow deposits                                   786,741         786,741
Prepaid expenses                                   11,136          37,666
Deferred expenses, net of accumulated
  amortization of $228,594 in 1997 and
  $207,813 in 1996                                187,031         207,812
                                             -------------   -------------
                                                3,310,913       3,472,258
                                             -------------   -------------
Investment in real estate:
  Land                                          2,871,183       2,871,183
  Buildings and improvements                   27,565,202      27,565,202
                                             -------------   -------------
                                               30,436,385      30,436,385
  Less accumulated depreciation                12,207,999      11,868,945
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     18,228,386      18,567,440
                                             -------------   -------------
                                             $ 21,539,299    $ 22,039,698
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    126,382    $    133,424
Due to affiliates                                  34,412          34,615
Accrued liabilities - principally
  real estate taxes                               419,517         567,357
Security deposits                                  46,576          47,323
Mortgage note payable                          12,394,617      12,431,154
                                             -------------   -------------
    Total liabilities                          13,021,504      13,213,873
                                             -------------   -------------
Contingencies and Commitments

Limited Partners' capital (30,000
  Interests issued and outstanding)             9,681,773       9,988,382
General Partner's deficit                      (1,163,978)     (1,162,557)
                                             -------------   -------------
    Total partners' capital                     8,517,795       8,825,825
                                             -------------   -------------
                                             $ 21,539,299    $ 22,039,698
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                             -------------   -------------
Income:
  Rental                                     $    809,616    $    841,713
  Service                                         607,370         523,333
  Interest on short-term investments               29,392          29,255
                                             -------------   -------------
    Total income                                1,446,378       1,394,301
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               314,823         318,332
  Depreciation                                    339,054         330,168
  Amortization                                     20,781          20,781
  Property operating                              671,454         672,817
  Real estate taxes                               142,065         140,987
  Property management fees                         58,632          64,362
  Administrative                                   41,699          37,350
                                             -------------   -------------
    Total expenses                              1,588,508       1,584,797
                                             -------------   -------------
Net loss                                     $   (142,130)   $   (190,496)
                                             =============   =============
Net loss allocated to General Partner        $     (1,421)   $     (1,905)
                                             =============   =============
Net loss allocated to Limited Partners       $   (140,709)   $   (188,591)
                                             =============   =============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)            $      (4.69)   $      (6.29)
                                             =============   =============
Distribution to Limited Partners             $    165,900         165,810
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $      5.530           5.527
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)


                                                  1997            1996
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (142,130)   $   (190,496)
  Adjustments to reconcile net loss to net
    cash provided by or used in operating
    activities:
      Depreciation of property                    339,054         330,168
      Amortization of deferred expenses            20,781          20,781
      Net change in:
        Accounts and accrued interest
          receivable                              (49,789)        (62,596)
        Prepaid expenses                           26,530          25,689
        Accounts payable                           (7,042)        (11,113)
        Due to affiliates                            (203)          6,942
        Accrued liabilities                      (147,840)       (202,001)
        Security deposits                            (747)           (700)
                                             -------------   -------------
  Net cash provided by or used in
    operating activities                           38,614         (83,326)
                                             -------------   -------------

Financing activities:
  Distribution to Limited Partners               (165,900)       (165,810)
  Principal payments on mortgage note
    payable                                       (36,537)        (33,028)
  Release of capital improvement escrow                           127,750
                                             -------------   -------------
  Net cash used in financing activities          (202,437)        (71,088)
                                             -------------   -------------

Net change in cash and cash equivalents          (163,823)       (154,414)
Cash and cash equivalents at beginning
  of year                                       2,110,693       2,406,064
                                             -------------   -------------

Cash and cash equivalents at end of period   $  1,946,870    $  2,251,650
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership is currently marketing the Centre for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the three months ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $314,823 and $318,332, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost  $      8,890   $  34,412

5. Contingency:

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

6. Subsequent Event:

In April 1997, the Partnership paid $165,900 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $5.53 per Interest for the first quarter of 1997.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Higher service income, which was partially offset by a decrease in rental income, resulted in a decrease in the Partnership's net loss during the three months ended March 31, 1997 as compared to the same period in 1996. Further discussion of the operations of the Partnership is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Rental income decreased approximately $73,000 during 1997 when compared to 1996 primarily due to lower occupancy. This decrease in rental income was partially offset by additional income of $41,000 related to the early termination of a lease at the Centre.

The Partnership bills tenants on a monthly basis for common area maintenance based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. Service income increased during 1997 when compared to 1996 due to higher billings related to common area maintenance.

As a result of higher accounting and other professional fees incurred by the Partnership, administrative expenses increased during 1997 when compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $164,000 as of March 31, 1997 when compared to December 31, 1996. The Partnership generated cash flow of approximately $39,000 from its operating activities. The operating activities reflect the operations of the Centre, interest income earned on short-term investments, and the payment of administrative expenses. The Partnership used cash to fund its financing activities of approximately $202,000 which consisted of the payment of a distribution totaling approximately $166,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $36,000.

As of March 31, 1997, the occupancy rate at the Centre was 79%. During each of 1997 and 1996, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. The Partnership is currently marketing the Centre for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In April 1997, the Partnership paid a distribution of Net Cash Receipts of $165,900 ($5.53 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1997. This distribution is consistent with the amount distributed for the fourth quarter of 1996. Including the April 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $305.01 and Net Cash Proceeds of $263.08, totaling $568.09 per $1,000 Interest. The Partnership expects to continue making quarterly distributions from cash flow from property operations. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OUTLET CENTRE PARTNERS



                              By:  /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XXII, the General Partner



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XXII, the General Partner


Date:  May 8, 1997
      ----------------