Form 10-Q
period 1997-06-30
OUTLET CENTRE PARTNERS
filed 1997-08-13
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                    1997          1996
                                               ------------- -------------
Cash and cash equivalents                      $  2,058,545  $  2,110,693
Accounts and accrued interest receivable            225,880       329,346
Escrow deposits                                     786,741       786,741
Prepaid expenses                                     67,421        37,666
Deferred expenses, net of accumulated
   amortization of $249,375 in 1997 and
   $207,813 in 1996                                 166,250       207,812
                                               ------------- -------------
                                                  3,304,837     3,472,258
                                               ------------- -------------
Investment in real estate:
  Land                                            2,551,183     2,871,183
  Buildings and improvements                     25,885,202    27,565,202
                                               ------------- -------------
                                                 28,436,385    30,436,385
  Less accumulated depreciation                  12,520,468    11,868,945
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       15,915,917    18,567,440
                                               ------------- -------------
                                               $ 19,220,754  $ 22,039,698
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    122,710  $    133,424
Due to affiliates                                    40,452        34,615
Accrued liabilities - principally
  real estate taxes                                 562,487       567,357
Security deposits                                    44,086        47,323
Mortgage note payable                            12,357,145    12,431,154
                                               ------------- -------------
     Total liabilities                           13,126,880    13,213,873
                                               ------------- -------------
Commitments and contingencies

Limited Partners' capital (30,000
  Interests issued and outstanding)               7,280,433     9,988,382
General Partner's deficit                        (1,186,559)   (1,162,557)
                                               ------------- -------------
     Total partners' capital                      6,093,874     8,825,825
                                               ------------- -------------
                                               $ 19,220,754  $ 22,039,698
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                    1997          1996
                                               ------------- -------------
Income:
  Rental                                       $  1,539,844  $  1,590,786
  Service                                         1,124,790       910,899
  Interest on short-term investments                 57,958        57,992
                                               ------------- -------------
    Total income                                  2,722,592     2,559,677
                                               ------------- -------------

Expenses:
  Interest on mortgage note payable                 628,711       635,819
  Depreciation                                      651,523       660,337
  Amortization                                       41,562        41,562
  Property operating                              1,306,904     1,039,897
  Real estate taxes                                 285,035       281,975
  Property management fees                          115,242       115,555
  Administrative                                     93,766        88,903
  Provision for investment property
    writedown                                     2,000,000
                                               ------------- -------------
    Total expenses                                5,122,743     2,864,048
                                               ------------- -------------
Net loss                                       $ (2,400,151) $   (304,371)
                                               ============= =============
Net loss allocated to General Partner          $    (24,002) $     (3,044)
                                               ============= =============
Net loss allocated to Limited Partners         $ (2,376,149) $   (301,327)
                                               ============= =============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)              $     (79.20) $     (10.04)
                                               ============= =============
Distributions to Limited Partners              $    331,800  $    331,620
                                               ============= =============
Distributions per Limited Partnership
  Interest                                     $     11.060  $     11.054
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                    1997          1996
                                               ------------- -------------
Income:
  Rental                                       $    730,228  $    749,073
  Service                                           517,420       387,566
  Interest on short-term investments                 28,566        28,737
                                               ------------- -------------
    Total income                                  1,276,214     1,165,376
                                               ------------- -------------

Expenses:
  Interest on mortgage note payable                 313,888       317,487
  Depreciation                                      312,469       330,169
  Amortization                                       20,781        20,781
  Property operating                                635,450       367,080
  Real estate taxes                                 142,970       140,988
  Property management fees                           56,610        51,193
  Administrative                                     52,067        51,553
  Provision for investment property
    writedown                                     2,000,000
                                               ------------- -------------
    Total expenses                                3,534,235     1,279,251
                                               ------------- -------------
Net loss                                       $ (2,258,021) $   (113,875)
                                               ============= =============
Net loss allocated to General Partner          $    (22,581) $     (1,139)
                                               ============= =============
Net loss allocated to Limited Partners         $ (2,235,440) $   (112,736)
                                               ============= =============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)     $     (74.51) $      (3.75)
                                               ============= =============
Distribution to Limited Partners               $    165,900  $    165,810
                                               ============= =============
Distribution per Limited Partnership
  Interest                                     $      5.530  $      5.527
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                    1997          1996
                                               ------------- -------------
Operating activities:
  Net loss                                     $ (2,400,151) $   (304,371)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of property                      651,523       660,337
      Amortization of deferred expenses              41,562        41,562
      Provision for investment property
        writedown                                 2,000,000
      Net change in:
        Accounts and accrued interest
          receivable                                103,466      (109,023)
        Prepaid expenses                            (29,755)      (50,452)
        Accounts payable                            (10,714)      (13,031)
        Due to affiliates                             5,837         7,470
        Accrued liabilities                          (4,870)      (61,014)
        Security deposits                            (3,237)         (700)
                                               ------------- -------------
  Net cash provided by operating activities         353,661       170,778
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners                (331,800)     (331,620)
  Principal payments on mortgage note payable       (74,009)      (66,901)
  Release of capital improvement escrow                           191,600
                                               ------------- -------------
  Net cash used in financing activities            (405,809)     (206,921)
                                               ------------- -------------

Net change in cash and cash equivalents             (52,148)      (36,143)
Cash and cash equivalents at beginning of year    2,110,693     2,406,064
                                               ------------- -------------

Cash and cash equivalents at end of period     $  2,058,545  $  2,369,921
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership is currently marketing the Factory Outlet Centre (the "Centre") for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $628,711 and $635,819, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $25,193        $16,303     $40,452

5. Investment Property Writedown:

During the quarter ended June 30, 1997, the Partnership determined that an impairment had occurred to the asset value of the Centre due to continued competition in the market which has resulted in a decline in the value of the property. Consequently, the property was written down to its current estimated fair value and a $2,000,000 provision for investment property writedown was recognized.

6. Contingency:

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

7. Subsequent Event:

In July 1997, the Partnership paid $165,900 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $5.53 per Interest for the second quarter of 1997.

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

Operations
----------

Summary of Operations
---------------------

The recognition of a provision for investment property writedown resulted in a larger net loss during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the operations of the Partnership is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

The Partnership bills tenants on a monthly basis for common area maintenance and real estate taxes based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. Service income increased during 1997 when compared to 1996 due to higher billings related to common area maintenance in 1997.

Higher tenant related expenditures were incurred in 1997 resulting from increased leasing activity. This resulted in an increase in property operating expense during 1997 when compared with 1996.

A provision is charged to income when the General Partner believes an impairment has occurred to the value of its property. Determinations of fair value are made periodically based on the current estimated sales price less closing costs and market conditions. During the quarter ended June 30, 1997, the Partnership recognized a provision for investment property writedown of $2,000,000 to provide for a change in the estimate of fair value of the Centre due to continued competition in the market which has resulted in a decline in the value of the property.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership remained relatively unchanged as of June 30, 1997 when compared to December 31, 1996. The Partnership generated cash flow of approximately $354,000 from its operating activities. The operating activities reflect the operations of the Centre, interest income earned on short-term investments, and offset by the payment of administrative expenses. The Partnership used cash to fund its financing activities of approximately $406,000 which consisted of the payment of distributions totaling approximately $332,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $74,000.

As of June 30, 1997, the occupancy rate at the Centre was 86%. During the six months ended June 30, 1997 and 1996, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. The Partnership is currently marketing the Centre for sale. If the property is sold, the timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event of a contingency, reserves may be held by the Partnership for a longer period of time. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In July 1997, the Partnership paid a distribution of Net Cash Receipts of $165,900 ($5.53 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1997. This distribution is consistent with the amount paid for the first quarter of 1997. Including the July 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $310.54 and Net Cash Proceeds of $263.08, totaling $573.62 per $1,000 Interest. The Partnership expects to continue making quarterly distributions from cash flow from property operations. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


Date:  August 14, 1997
      --------------------