Form 10-Q
period 1997-09-30
OUTLET CENTRE PARTNERS
filed 1997-11-13
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   1,906,733   $   2,110,693
Accounts and accrued interest receivable          124,577         329,346
Escrow deposits                                   786,741         786,741
Prepaid expenses                                   47,195          37,666
Deferred expenses, net of accumulated
  amortization of $270,157 in 1997 and
  $207,813 in 1996                                145,468         207,812
                                            --------------  --------------
                                                3,010,714       3,472,258
                                            --------------  --------------
Investment in real estate:
  Land                                          2,391,183       2,871,183
  Buildings and improvements                   25,045,202      27,565,202
                                            --------------  --------------
                                               27,436,385      30,436,385
  Less accumulated depreciation                12,846,230      11,868,945
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     14,590,155      18,567,440
                                            --------------  --------------
                                            $  17,600,869   $  22,039,698
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     125,083   $     133,424
Due to affiliates                                  38,191          34,615
Accrued liabilities - principally
  real estate taxes                               425,518         567,357
Security deposits                                  45,036          47,323
Mortgage note payable                          12,318,716      12,431,154
                                            --------------  --------------
     Total liabilities                         12,952,544      13,213,873
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (30,000
  Interests issued and outstanding)             5,847,680       9,988,382
General Partner's deficit                      (1,199,355)     (1,162,557)
                                            --------------  --------------
     Total partners' capital                    4,648,325       8,825,825
                                            --------------  --------------
                                            $  17,600,869   $  22,039,698
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Income:
  Rental                                    $   2,287,781   $   2,353,674
  Service                                       1,593,099       1,379,209
  Interest on short-term investments               80,497          88,820
                                            --------------  --------------
    Total income                                3,961,377       3,821,703
                                            --------------  --------------
Expenses:
  Interest on mortgage note payable               941,642         952,441
  Depreciation                                    977,285         990,505
  Amortization                                     62,344          62,344
  Property operating                            1,924,155       1,549,932
  Real estate taxes                               426,422         422,962
  Property management fees                        168,869         171,680
  Administrative                                  140,460         134,713
  Provision for investment property
    writedown                                   3,000,000
                                            --------------  --------------
    Total expenses                              7,641,177       4,284,577
                                            --------------  --------------
Net loss                                    $  (3,679,800)  $    (462,874)
                                            ==============  ==============
Net loss allocated to General Partner       $     (36,798)  $      (4,629)
                                            ==============  ==============
Net loss allocated to Limited Partners      $  (3,643,002)  $    (458,245)
                                            ==============  ==============
Net loss per Limited Partnership Interest
  (30,000 issued and outstanding)           $     (121.43)  $      (15.27)
                                            ==============  ==============
Distributions to Limited Partners           $     497,700   $     497,430
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $      16.590   $      16.581
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                1997            1996
                                            --------------  --------------
Income:
  Rental                                    $     747,937   $     762,888
  Service                                         468,309         468,310
  Interest on short-term investments               22,539          30,828
                                            --------------  --------------
    Total income                                1,238,785       1,262,026
                                            --------------  --------------

Expenses:
  Interest on mortgage note payable               312,931         316,622
  Depreciation                                    325,762         330,168
  Amortization                                     20,782          20,782
  Property operating                              617,251         510,035
  Real estate taxes                               141,387         140,987
  Property management fees                         53,627          56,125
  Administrative                                   46,694          45,810
  Provision for investment property
    writedown                                   1,000,000
                                            --------------  --------------
    Total expenses                              2,518,434       1,420,529
                                            --------------  --------------
Net loss                                    $  (1,279,649)  $    (158,503)
                                            ==============  ==============
Net loss allocated to General Partner       $     (12,796)  $      (1,585)
                                            ==============  ==============
Net loss allocated to Limited Partners      $  (1,266,853)  $    (156,918)
                                            ==============  ==============
Net loss per Limited Partnership
  Interest (30,000 issued and outstanding)  $      (42.23)  $       (5.23)
                                            ==============  ==============
Distribution to Limited Partners            $     165,900   $     165,810
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $       5.530   $      5.527
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net loss                                  $  (3,679,800)  $    (462,874)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of property                    977,285         990,505
      Amortization of deferred expenses            62,344          62,344
      Provision for investment property
        writedown                               3,000,000
      Net change in:
        Accounts and accrued interest
          receivable                              204,769        (142,921)
        Prepaid expenses                           (9,529)        (28,728)
        Accounts payable                           (8,341)         (9,013)
        Due to affiliates                           3,576          12,309
        Accrued liabilities                      (141,839)       (195,930)
        Security deposits                          (2,287)         (4,150)
                                            --------------  --------------
  Net cash provided by operating activities       406,178         221,542
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners              (497,700)       (497,430)
  Principal payments on
    mortgage note payable                        (112,438)       (101,639)
  Release of capital improvement escrow                           191,600
                                            --------------  --------------
  Net cash used in financing activities          (610,138)       (407,469)
                                            --------------  --------------

Net change in cash and cash equivalents          (203,960)       (185,927)
Cash and cash equivalents at beginning
  of year                                       2,110,693       2,406,064
                                            --------------  --------------

Cash and cash equivalents at end of period  $   1,906,733   $   2,220,137
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership has entered into a contract to sell the Factory Outlet Centre (the "Centre"). The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the Centre being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $941,642 and $952,441, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $47,519        $22,326     $38,191

5. Investment Property Writedown:

During the quarter ended June 30, 1997, the Partnership determined that an impairment had occurred to the asset value of the Centre due to continued competition in the market which has resulted in a decline in the value of the property. Consequently, the property was written down to its estimated fair value at June 30, 1997 and a $2,000,000 provision for investment property writedown was recognized. In August 1997, the Partnership entered into a contract to sell the property for $17,000,000. In October 1997, the Partnership and the purchaser agreed to a $2,000,000 purchase price reduction. The current sales price is $15,000,000. As a result, the property was written down to the current sales value less estimated closing costs and the Partnership recognized an additional $1,000,000 provision for investment property writedown during the quarter ended September 30, 1997.

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

7. Subsequent Event:

In October 1997, the Partnership paid $165,900 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $5.53 per Interest for the third quarter of 1997.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlet Centre Partners (the "Partnership") was formed in 1987 and owns and operates the Factory Outlet Centre (the "Centre") in Bristol, Wisconsin. The Partnership raised $30,000,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire the Centre. Currently, the Partnership has entered into a contract for the sale of the Centre.

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

Operations
----------

Summary of Operations
---------------------

The recognition of provisions for investment property writedown during the second and third quarter of 1997 resulted in a higher net loss during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Higher property operating expenses also contributed to the higher net loss during the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the operations of the Partnership is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

The Partnership bills tenants on a monthly basis for common area maintenance and real estate taxes based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. Service income increased during the nine months ended September 30, 1997 when compared to the same period in 1996 due to higher billings related to common area maintenance in 1997.

Interest income on short-term investments decreased during the nine months ended September 30, 1997 when compared to the same period in 1996 due to lower average cash balances.

Higher tenant related expenditures were incurred in 1997 resulting from increased costs related to improvements required under the terms of new leases. Additionally, parking lot and sidewalk repairs were completed in 1997. As a result, property operating expense increased during 1997 when compared to 1996.

A provision is charged to income when the General Partner believes an impairment has occurred to the value of the Centre. Determinations of fair value are made periodically based on the current estimated sales price less closing costs and market conditions. During the quarters ended June 30, 1997 and September 30, 1997, the Partnership recognized a provision for investment property writedown of $2,000,000 and $1,000,000, respectively, to provide for changes in the estimate of the fair value of the Centre.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased approximately $204,000 as of September 30, 1997 when compared to December 31, 1996, as a result of cash reserves used to fund distributions to Limited Partners. The Partnership generated cash flow of approximately $406,000 from its operating activities. The operating activities reflect the operations of the Centre and interest income earned on short-term investments, offset by the payment of administrative expenses. The Partnership used cash to fund its financing activities of approximately $610,000 which consisted of the payment of distributions totaling approximately $498,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $112,000.

As of September 30, 1997, the occupancy rate at the Centre was 82%. During the nine months ended September 30, 1997 and 1996, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments. In August 1997, the Partnership entered into a contract to sell the Centre for $17,000,000. In October 1997, the Partnership and the purchaser agreed to a $2,000,000 purchase price reduction. The current sales price is $15,000,000. The sale is expected to close in December 1997. See Item 5. Other Information for additional information. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time. In light of results to date, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

In October 1997, the Partnership paid a distribution of Net Cash Receipts of $165,900 ($5.53 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1997. This distribution is consistent with the amount paid for the first and second quarters of 1997. Including the October 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $316.07 and Net Cash Proceeds of $263.08, totaling $579.15 per $1,000 Interest. The Partnership expects to make a distribution from available proceeds from the sale of the Centre and available cash reserves in January 1998 if the sale of the Centre closes in December 1997. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

As previously reported, on August 25, 1997, the Partnership contracted to sell the Factory Outlet Centre, Bristol, Wisconsin (the "Property"), for a sale price of $17,000,000 to Insignia Commercial Investments Group Inc., a Delaware corporation ("Insignia"). Pursuant to a letter agreement dated October 7, 1997, the Partnership and Insignia agreed to reduce the sale price to $15,000,000 and extend the closing date from November 8, 1997 to December 8, 1997.

Subsequently, with the consent of the Partnership, Insignia assigned its rights under the agreement of sale (the "Agreement") to a party not affiliated with Insignia or the Partnership, Clearview Investments, Ltd., a Texas limited partnership. Insignia remains liable for all obligations of the purchaser under the Agreement.

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

(10) Material Contracts:

(a) Agreement of Sale relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated August 29, 1997 is incorporated herein by reference.

(b) Letter Agreement dated August 25, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated August 29, 1997 is incorporated herein by reference.

(c) Letter Agreement dated September 8, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin is attached hereto.

(d) Letter Agreement dated October 7, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, is attached hereto.

(e) Letter Agreement relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin is attached hereto.

(f) Letter Agreement dated November 4, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, is attached hereto.

(g) Letter Agreement dated November 7, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated August 29, 1997 was filed reporting the execution of a contract for the sale of the Factory Outlet Centre, Bristol, Wisconsin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OUTLET CENTRE PARTNERS

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XXII, the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XXII, the General Partner


Date: November 13,1997
      ---------------------------