Form 10-K
period 1997-12-31
OUTLET CENTRE PARTNERS
filed 1998-03-27
CIK 812094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                           -----------------
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

Item 1. Business
----------------

Outlet Centre Partners (the "Registrant") is a limited partnership formed in 1987 under the laws of the State of Illinois, which raised $30,000,000 from sales of Limited Partnership Interests. The Registrant owned (through subsidiaries) the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin until its sale in January 1998. The Partnership Agreement provides that the proceeds from any sale or refinancing of the Centre will not be reinvested in new acquisitions. The Registrant's operations currently consist of interest earned on short-term investments and the payment of administrative expenses.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Registrant will be dissolved. The Centre was sold in January 1998. The Registrant has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". However, there continues to be certain litigation with a former tenant at the property. If this litigation can be resolved and no new contingencies arise, the General Partner expects to terminate the Registrant during 1998.

During January 1998, the Registrant sold the Centre in an all cash sale. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting the real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XXII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Property
----------------

As of January 1998, the Registrant no longer owns any physical property.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for its former real estate property investment.

See Notes to Financial Statements for other information regarding the former real estate property investment.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al
----------------------------------------------
On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law

Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997 the number of record holders of Limited Partnership Interests of the Registrant was 1,966.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                   ----------  ----------  ----------  ----------   ----------

Total income       $ 5,210,432 $5,186,143  $5,411,464  $5,500,853   $5,066,152
Provision for
  investment prop-
  erty writedown     3,548,157       None       None        None          None
Net loss            (4,583,555)  (744,997)  (203,933)   (118,837)     (446,805)
Net loss per
  Limited
  Partnership
  Interest-Basic
  and Diluted          (185.61)    (24.58)      (6.73)      (3.92)      (14.74)
Total assets        16,935,014 22,039,698  23,620,607  24,143,296   23,433,874
Mortgage note
  payable           12,279,304 12,431,154 12,568,420  12,692,502    11,543,885
Distributions per
  Limited Partnership
  Interest (A)          22.120     22.108      5.527        None        27.625

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Property operations decreased at the Centre during 1997 as compared to 1996 and during 1996 as compared to 1995 primarily due to higher property operating expenses. This contributed to the increase in the net loss of Outlet Centre Partners (the "Partnership") during 1997 as compared to 1996 and during 1996 as compared to 1995. The Partnership recognized a provision for investment property writedown during 1997, which resulted in a higher net loss during 1997 as compared to 1996. The Centre was sold in January 1998. Further discussion of the operations of the Centre is summarized below.

1997 Compared to 1996
---------------------

The Partnership bills tenants on a monthly basis for common area maintenance, real estate taxes and other expenses of the Centre based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. During 1997, the Partnership recognized higher reimbursements than during 1996 related to common area maintenance. In 1996, the adjustment of billings for real estate taxes resulted in decreased reimbursements from tenants due to a prior year's reduction in the assessed value of the Centre levied by the local taxing authority. As a result, service income increased during 1997 when compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Centre.

Higher tenant related expenditures were incurred in 1997 resulting from increased costs related to tenant improvements. Additionally, roof, parking lot and sidewalk repairs were completed in 1997. As a result, property operating expense increased during 1997 when compared to 1996.

Real estate tax expense decreased during 1997 when compared to 1996 due to a decrease in the assessed value of the Centre levied by the local taxing authority.

Primarily as a result of higher tenant-related legal fees and legal fees related to the sale of the property, administrative expenses increased during 1997 when compared to 1996.

A provision is charged to income when the General Partner believes an impairment has occurred to the value of the Centre. Determinations of fair value were made based on the current sales price less closing costs and current market conditions. During 1997, the Partnership recognized a provision for investment property writedown of $3,548,157 to provide for changes in the estimate of the fair value of the Centre.

1996 Compared to 1995
---------------------

The adjustment of billings for real estate taxes resulted in decreased reimbursements from tenants due to a prior year's reduction in the assessed value of the Centre levied by the local taxing authority. This was the primary reason service income decreased during 1996 when compared to 1995.

As a result of higher average cash balances due to interest earned on capital improvement escrows, interest income on short-term investments increased during 1996 when compared to 1995.

Increased marketing costs were incurred in order to maintain occupancy at the Centre. This, along with air conditioning and ventilation repairs and upgrades and insurance deductibles paid in relation to an April 1996 storm, resulted in an increase in property operating expense during 1996 when compared to 1995.

Decreased service income, as mentioned above, resulted in a decrease in property management fees during 1996 when compared to 1995.

As a result of lower accounting, portfolio management, and legal fees incurred by the Partnership, administrative expenses decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased approximately $125,000 as of December 31, 1997 when compared to December 31, 1996, as a result of earnest money received from the purchaser of the Centre prior to its sale, which was partially offset by cash reserves used to fund a portion of the quarterly distributions to Limited Partners. The Partnership generated cash flow of approximately $689,000 from its operating activities. The operating activities reflect the operations of the Centre, the receipt of certain insurance claim receivables and interest income earned on short-term investments, offset by the payment of administrative expenses. The Partnership's investing activity consisted of the receipt of approximately $251,000 of earnest money received from the purchaser of the Centre. The Partnership used cash of approximately $815,000 to fund its financing activities which consisted of the payment of distributions totaling approximately $663,000 to Limited Partners and the payment of principal on the mortgage note payable of approximately $152,000.

In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sales price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan. A mortgage escrow of $815,045 was released to the Partnership in February 1998 upon the repayment of the first mortgage loan. The Partnership paid $376,955 in selling costs and a prepayment penalty of $122,793. Of the sale proceeds, $400,000 will be retained by the Partnership until July 1998. This amount is reserved to provide for the maximum potential liability of the Partnership pursuant to the sale contract. The remaining available proceeds from the sale were distributed to Limited Partners in March 1998. See Note 12 of Notes to Financial Statements for additional information.

As of December 31, 1997, the occupancy rate at the Centre was 87%. During 1997 and 1996, the Centre generated positive cash flow, which is defined as an amount equal to the property's revenue receipts less property related expenses, which include debt service payments.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Partnership will be dissolved. The Centre was sold in January 1998. The Partnership has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". However, there continues to be certain litigation with a former tenant at the property. If this litigation can be resolved and no new contingencies arise, the General Partner expects to terminate the Partnership during 1998.

The Partnership made distributions totaling $22.12, $22.11 and $5.53 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners Capital for additional information. All of these distributions were comprised of Net Cash Receipts.

In January 1998, the Partnership paid $165,900 ($5.53 per Interest) to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts for the fourth quarter of 1997. In March 1998, the Partnership paid $1,740,000 ($58.00 per Interest) to Limited Partners representing a distribution of available Net Cash Proceeds from the sale of the Centre and Net Cash Proceeds reserves. Including the January and March 1998 distributions, Limited Partners have received distributions of Net Cash Receipts of $321.60 and Net Cash Proceeds of $321.08, totaling $642.68 per $1,000 Interest. No further distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. In light of results to date, Limited Partners will not recover a substantial portion of their original investment.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

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

Comparison of Actual Operations and the Financial Forecast
----------------------------------------------------------

The Financial Forecast and Supplemental Projections included in the Partnership's Prospectus forecasted the operations of the Partnership for a ten year period beginning January 1, 1988 and ending December 31, 1997. The

Partnership incurred a net loss (excluding the provision for investment property writedown) of $1,035,398 during the year ended December 31, 1997, whereas net income of approximately $1,884,000 was originally forecasted for this period. The difference was primarily a result of lower than forecasted rental income due to lower occupancy and rental rates, higher tenant turnover and tenant bankruptcies. Higher expenditures related to tenant improvements and other improvements at the Centre were also incurred.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $16,935,014 $24,685,760  $22,039,698   $22,394,544
Partners' capital
  (deficit):
General Partner          (177,706)    (15,126)  (1,162,557)     (529,352)
Limited Partners        3,756,376  11,344,537    9,988,382    13,801,344
Net income (loss):
  General Partner         984,851     514,226       (7,450)       (6,980)
  Limited Partners     (5,568,406) (1,793,207)    (737,547)     (535,607)
  Per Limited Partner-
      ship Interest       (185.61)(A)  (59.77)      (24.58)(A)    (17.85)
(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XXII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                   OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,979 in 1997 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. These other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Relatives of the officers and affiliates of the partners of the General Partner do not own any interests.

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

(c) Letter Agreement dated September 8, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (10)(c) to the Registrant's Report on Form 10-Q dated September 30, 1997 is incorporated herein by reference.

(d) Letter Agreement dated October 7, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (10)(d) to the Registrant's Report on Form 10-Q dated September 30, 1997 is incorporated herein by reference.

(e) Letter Agreement relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (10)(e) to the Registrant's Report on Form 10-Q dated September 30, 1997 is incorporated herein by reference.

(f) Letter Agreement dated November 4, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (10)(f) to the Registrant's Report on Form 10-Q dated September 30, 1997 is incorporated herein by reference.

(g) Letter Agreement dated November 7, 1997 relating to the sale of the Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (10)(g) to the Registrant's Report on Form 10-Q dated September 30, 1997 is incorporated herein by reference.

(h) Letter Agreement dated November 19, 1997 relating to the sale of Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit 99 (i) to the Registrant's Current Report on Form 8-K dated January 8, 1998, is incorporated herein by reference.

(i) Letter Agreement dated December 2, 1997 relating to the sale of Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (99)(ii) to the Registrant's Current Report on Form 8-K dated January 8, 1998, is incorporated herein by reference.

(j) Letter Agreement dated December 10, 1997 relating to the sale of Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (99)(iii) to the Registrant's Current Report on Form 8-K dated January 8, 1998, is incorporated herein by reference.

(k) Letter Agreement dated December 23, 1997 relating to the sale of Factory Outlet Centre, Bristol, Wisconsin, previously filed as Exhibit (99)(iv) to the Registrant's Current Report on Form 8-K dated January 8, 1998, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated January 8, 1998 was filed reporting the closing of the sale of the Factory Outlet Centre, Bristol, Wisconsin.

(ii) A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OUTLET CENTRE PARTNERS

                         By:/s/Jayne A. Kosik
                             -------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting and Financial
                               Officer) of Balcor Partners-XXII, the
                               General Partner

Date: March 27,1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XXII,
                         the General Partner
/s/Thomas E. Meador                                          March 27,1998
--------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XXII,
                         the General Partner
/s/Jayne A. Kosik                                            March 27,1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules:

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Partners of
Outlet Centre Partners:

We have audited the financial statements of Outlet Centre Partners (an Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outlet Centre Partners at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of its interest in real estate. The Partnership sold its real estate asset in January 1998. The Partnership intends to cease operations and dissolve upon settlement of certain litigation with a former tenant at the property.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1998

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                1997             1996
                                            --------------   -------------
Cash and cash equivalents                   $   2,235,787    $  2,110,693
Accounts and accrued interest receivable           43,259         329,346
Escrow deposits                                   815,045         786,741
Prepaid expenses                                                   37,666
Deferred expenses, net of accumulated
  amortization of $290,938 in 1997 and
  $207,813 in 1996                                124,687         207,812
                                            --------------   -------------
                                                3,218,778       3,472,258
                                            --------------   -------------
Investment in real estate:
  Land                                          2,303,478       2,871,183
  Buildings and improvements                   24,584,750      27,565,202
                                            --------------   -------------
                                               26,888,228      30,436,385
  Less accumulated depreciation                13,171,992      11,868,945
                                            --------------   -------------
Investment in real estate, net of
  accumulated depreciation                     13,716,236      18,567,440
                                            --------------   -------------
                                            $  16,935,014    $ 22,039,698
                                            ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     356,100    $    133,424
Due to affiliates                                  23,918          34,615
Accrued liabilities - principally
  real estate taxes                               403,763         567,357
Security deposits                                  41,810          47,323
Escrow liability - earnest money deposit          251,449
Mortgage note payable                          12,279,304      12,431,154
                                            --------------   -------------
    Total liabilities                          13,356,344      13,213,873
                                            --------------   -------------
Commitments and contingencies

Limited Partners' capital (30,000
  Interests issued and outstanding)             3,756,376       9,988,382
General Partner's deficit                        (177,706)     (1,162,557)
                                            --------------   -------------
    Total partners' capital                     3,578,670       8,825,825
                                            --------------   -------------
                                            $  16,935,014    $ 22,039,698
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996, and 1995

                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1994    $  10,603,805  $ (1,153,068) $ 11,756,873

Cash distributions to
  Limited Partners (A)               (165,810)                   (165,810)
Net loss for the year
  ended December 31, 1995            (203,933)       (2,039)     (201,894)
                                -------------- ------------- -------------
Balance at December 31, 1995       10,234,062    (1,155,107)   11,389,169

Cash distributions to
  Limited Partners (A)               (663,240)                   (663,240)
Net loss for the year
  ended December 31, 1996            (744,997)       (7,450)     (737,547)
                                -------------- ------------- -------------
Balance at December 31, 1996        8,825,825    (1,162,557)    9,988,382

Cash distributions to
  Limited Partners (A)               (663,600)                   (663,600)
Net loss for the year
  ended December 31, 1997          (4,583,555)      984,851    (5,568,406)
                                -------------- ------------- -------------
Balance at December 31, 1997    $   3,578,670  $   (177,706) $  3,756,376
                                ============== ============= =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1997          1996          1995
                                -------------- ------------- -------------

First Quarter                   $        5.53  $      5.527          None
Second Quarter                           5.53         5.527          None
Third Quarter                            5.53         5.527          None
Fourth Quarter                           5.53         5.527  $      5.527

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995

                                     1997          1996          1995
                                -------------- ------------- -------------
Income:
  Rental                        $   3,025,675  $  3,158,015  $  3,131,371
  Service                           2,049,424     1,883,814     2,166,699
  Interest on short-term
    investments                       133,612       144,314       113,394
  Other income                          1,721
                                -------------- ------------- -------------
      Total income                  5,210,432     5,186,143     5,411,464
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    note payable                    1,253,590     1,268,175     1,281,358
  Depreciation                      1,303,047     1,320,673     1,323,007
  Amortization                         83,125        83,125        83,125
  Property operating                2,670,750     2,251,600     1,841,214
  Real estate taxes                   404,667       567,357       563,950
  Property management fees            222,020       231,329       257,806
  Administrative                      308,631       208,881       264,937
  Provision for investment
    property writedown              3,548,157
                                -------------- ------------- -------------
      Total expenses                9,793,987     5,931,140     5,615,397
                                -------------- ------------- -------------
Net loss                        $  (4,583,555) $   (744,997) $   (203,933)
                                ============== ============= =============
Net income (loss) allocated to
  General Partner               $     984,851  $     (7,450) $     (2,039)
                                ============== ============= =============
Net loss allocated to Limited
  Partners                      $  (5,568,406) $   (737,547) $   (201,894)
                                ============== ============= =============
Net loss per Limited
  Partnership Interest (30,000
  issued and outstanding) -
  Basic and Diluted             $     (185.61) $     (24.58) $      (6.73)
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995

                                     1997          1996          1995
                                -------------- ------------- -------------
Operating activities:
  Net loss                      $  (4,583,555) $   (744,997) $   (203,933)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Depreciation of property      1,303,047     1,320,673     1,323,007
      Amortization of deferred
        expenses                       83,125        83,125        83,125
      Provision for investment
        property writedown          3,548,157
      Net change in:
        Accounts and accrued
          interest receivable         286,087      (288,901)       34,536
        Escrow deposits               (28,304)      (17,091)      (31,576)
        Prepaid expenses               37,666        (3,868)      (33,798)
        Accounts payable              222,676        (3,757)      (66,973)
        Due to affiliates             (10,697)       20,682       (33,760)
        Accrued liabilities          (163,594)      (51,535)       73,052
        Security deposits              (5,513)         (796)       (1,183)
                                -------------- ------------- -------------
  Net cash provided by
    operating activities              689,095       313,535     1,142,497
                                -------------- ------------- -------------
Investing activity:
  Improvements to property                                       (265,835)
  Earnest money deposit               251,449
                                --------------               -------------
  Net cash provided by (used in)
    investing activity                251,449                    (265,835)
                               --------------               -------------
Financing activities:
  Distributions to Limited
    Partners                         (663,600)     (663,240)     (165,810)
  Principal payments on
    mortgage note payable            (151,850)     (137,266)     (124,082)
  Release of capital improvement
    escrow                                          191,600
                                -------------- ------------- -------------
  Net cash used in finanacing
    activities                       (815,450)     (608,906)     (289,892)
                                -------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                     1997          1996          1995
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                         125,094      (295,371)      586,770
Cash and cash equivalents at
  beginning of year                 2,110,693     2,406,064     1,819,294
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,235,787  $  2,110,693  $  2,406,064
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Outlet Centre Partners (the "Partnership") was engaged exclusively in the operation of retail real estate located in Bristol, Wisconsin. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Partnership will be dissolved. The Centre was sold in January 1998. The Partnership has been dismissed as a defendant in a proposed class action lawsuit. However, there continues to be certain litigation with a former tenant at the property. If this litigation can be resolved and no new contingencies arise, the General Partner expects to terminate the Partnership during 1998.

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimates the fair value of its property based on the current estimated sales price less closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the term of the loan agreement. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

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

(g) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are held or invested primarily in one financial institution.

(i) The Partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net loss per Limited Partnership Interest.

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

The Partnership through its subsidiaries owned the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997.

Net Cash Receipts of the Partnership available for distribution will be distributed 90% to Limited Partners and 10% to the General Partner provided, however, that 100% of the General Partner's share of Net Cash Receipts will be subordinated to the prior receipt by Limited Partners of a Preferential Distribution of 7% for each of the first five 12-month periods following the termination of the offering and 8% for each 12-month period thereafter. For each period during which the Preferential Distribution is not attained, the General Partner's share of Net Cash Receipts will be deferred to the extent of any such deficiency and such deferred portion will be paid to the General Partner from future distributed Net Cash Receipts or from Net Cash Proceeds after required subordination levels are attained. A deficiency in the Preferential Distribution for a particular year will not by itself cause the subordination of the General Partner's share of Net Cash Receipts in later years. Net Cash Receipts will be computed after the deduction of the Partnership expenses. The General Partner will not receive any distributions of Net Cash Receipts in accordance with these provisions.

Net Cash Proceeds of the Partnership which are available for distribution will be distributed to Limited Partners until they have received an amount equal to their Original Capital plus a Cumulative Distribution of 12% per annum. Thereafter, Net Cash Proceeds will be distributed to pay the General Partner an amount equal to its subordinated and unpaid share of Net Cash Receipts, and then 85% to the Limited Partners and 15% to the General Partner. The General Partner will not receive any distributions of Net Cash Proceeds in accordance with these provisions.

5. Mortgage Note Payable:

The mortgage loan balances at December 31, 1997 and 1996 were $12,279,304 and $12,431,154, respectively. The loan bore interest at a rate of 10.14% with monthly payments of principal and interest of $117,120 due until maturity in July 1999. The Centre, with a carrying value of $13,716,236 at December 31, 1997, was pledged as collateral for repayment of the mortgage loan. The Centre was sold in January 1998 and the mortgage loan of $12,279,304 was subsequently paid in full. A mortgage escrow of $815,045 was released to the Partnership upon the repayment of the mortgage loan in February 1998. See Note 12 of Notes to Financial Statements for additional information.

During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $1,253,590, $1,268,175 and $1,281,358, respectively.

6. Management Agreement:

As of December 31, 1997, the Centre was under a management agreement with a third-party management company. This management agreement provided for a fees of either 3% of all rental and certain service receipts collected plus leasing commissions on new leases of up to 3% of lease revenues.

7. Tax Accounting:

The Partnership maintains its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1997 in the financial statements is $3,304,574 greater than the tax loss for the same period due principally to the provision for investment property writedown recognized in the 1997 financial statements.

The aggregate cost of land for federal income tax purposes is $2,871,183 and the aggregate cost of buildings and improvements for federal income tax purposes is $27,976,436. The total cost of these is $30,847,619.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                         ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         ------- --------  ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $12,996   $3,416  $8,122  $6,869   $26,881  $3,057
    Data processing        7,004    1,841   1,996     710     7,362     845
    Investor communica-
      tions                 None     None    None    None     4,458    None
    Legal                 21,066    5,536   2,000   1,634    14,193     537
    Portfolio management  43,050   11,314  30,226  25,262    56,781   9,476
    Other                  6,890    1,811      47     138    10,715      18

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $6,087 and $23,974 for 1996 and 1995, respectively.

9. Investment Property Writedown:

During 1997, the Partnership determined that an impairment had occurred to the asset value of the Centre due to continued competition in the market which has resulted in a decline in the value of the property. As a result, the property was written down to the sales price less closing costs and the Partnership recognized a $3,548,157 provision for investment property writedown during 1997. In January 1998, the Partnership sold the Centre. See Note 11 of Notes to Financial Statements for additional information.

10. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1997 and 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

11. Contingency:

In the normal course of business, the Partnership is involved in legal actions arising from the operation of its property. The Partnership is currently involved in certain litigation with a former tenant at the property. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Partnership.

12. Subsequent Events:

(a) In January 1998, the Partnership paid $165,900 ($5.53 per Interest) to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts for the fourth quarter of 1997. In March 1998, the Partnership paid $1,740,000 ($58.00 per Interest) to Limited Partners representing a distribution of available Net Cash Proceeds from the sale of the Centre and Net Cash Proceeds reserves.

(b) In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sales price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $376,955 in selling costs and a prepayment penalty of $122,793. The basis of the property at the date of sale was $13,688,045, net of accumulated depreciation of $13,200,183. For financial statement purposes, the Partnership recognized a $3,548,157 provision for investment property writedown during 1997. The Partnership will not recognize any gain or loss from the sale of the Centre during 1998.