Form 10-Q
period 1998-03-31
OUTLET CENTRE PARTNERS
filed 1998-05-13
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998             1997
                                            ---------------  -------------
Cash and cash equivalents                   $    1,581,495   $  2,235,787
Accounts and accrued interest receivable            92,755         43,259
Escrow deposits                                                   815,045
Prepaid expenses                                     1,876
Deferred expenses, net of accumulated
  amortization of $290,938 in 1997                                124,687
                                            ---------------  -------------
                                                 1,676,126      3,218,778
                                            ---------------  -------------
Investment in real estate:
  Land                                                          2,303,478
  Buildings and improvements                                   24,584,750
                                                             -------------
                                                               26,888,228
  Less accumulated depreciation                                13,171,992
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     13,716,236
                                                             -------------
                                            $    1,676,126   $ 16,935,014
                                            ===============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      217,881   $    356,100
Due to affiliates                                   31,083         23,918
Accrued liabilities - principally
  real estate taxes                                               403,763
Security deposits                                                  41,810
Escrow liability - earnest money deposit                          251,449
Mortgage note payable                                          12,279,304
                                            ---------------  -------------
    Total liabilities                              248,964     13,356,344
                                            ---------------  -------------
Contingencies and Commitments

Limited Partners' capital (30,000
  Interests issued and outstanding)              1,604,868      3,756,376
General Partner's deficit                         (177,706)      (177,706)
                                            ---------------  -------------
    Total partners' capital                      1,427,162      3,578,670
                                            ---------------  -------------
                                            $    1,676,126   $ 16,935,014
                                            ===============  =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            ---------------  -------------
Income:
  Rental                                    $       78,237   $    809,616
  Service                                           84,896        607,370
  Interest on short-term investments                61,114         29,392
                                            ---------------  -------------
    Total income                                   224,247      1,446,378
                                            ---------------  -------------
Expenses:
  Interest on mortgage note payable                103,760        314,823
  Depreciation                                      28,191        339,054
  Amortization                                       1,822         20,781
  Property operating                                 7,465        671,454
  Real estate taxes                                 13,301        142,065
  Property management fees                           4,245         58,632
  Administrative                                    65,413         41,699
                                            ---------------  -------------
    Total expenses                                 224,197      1,588,508
                                            ---------------  -------------
Loss before extraordinary item                          50       (142,130)
Extraordinary item:
  Debt extinguishment expense                     (245,658)          None
                                            ---------------  -------------
Net loss                                    $     (245,608)  $   (142,130)
                                            ===============  =============
Loss before extraordinary
  item allocated to General Partner                   None   $     (1,421)
                                            ===============  =============
Income (loss)  before extraordinary
  item allocated to Limited Partners        $           50   $   (140,709)
                                            ===============  =============
Income (loss)  before extraordinary
  item per Limited Partnership Interest
  (30,000 issued and outstanding)
  - Basic and Diluted                       $        0.002   $      (4.69)
                                            ===============  =============
Extraordinary item allocated to
  General Partner                                     None           None
                                            ===============  =============
Extraordinary item allocated to
  Limited Partners                          $     (245,658)          None
                                            ===============  =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                 1998            1997
                                           ---------------  -------------

Extraordinary item per Limited
  Partnership Interest (30,000
  issued and outstanding)
  - Basic and Diluted                       $        (8.19)          None
                                            ===============  =============
Net loss allocated to
  General Partner                                     None   $     (1,421)
                                            ===============  =============
Net loss allocated to
  Limited Partners                          $     (245,608)  $   (140,709)
                                            ===============  =============
Net loss per Limited
  Partnership Interest (30,000 issued and
  outstanding) - Basic and Diluted          $        (8.19)  $      (4.69)
                                            ===============  =============
Distribution to Limited Partners            $    1,905,900   $    165,900
                                            ===============  =============
Distribution per Limited Partnership
  Interest (30,000 issued and outstanding)  $        63.53   $       5.53
                                            ===============  =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            ---------------  -------------
Operating activities:
  Net loss                                  $     (245,608)  $   (142,130)
  Adjustments to reconcile net loss to net
    cash (used in) or provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment expense                122,865
      Depreciation of property                      28,191        339,054
      Amortization of deferred expenses              1,822         20,781
      Net change in:
        Accounts and accrued interest
          receivable                               (49,496)       (49,789)
        Escrow deposits                             28,070
        Prepaid expenses                            (1,876)        26,530
        Accounts payable                          (138,219)        (7,042)
        Due to affiliates                            7,165           (203)
        Accrued liabilities                       (403,763)      (147,840)
        Security deposits                          (41,810)          (747)
                                            ---------------  -------------
  Net cash (used in) or provided by
    operating activities                          (692,659)        38,614
                                            ---------------  -------------
Investing activities:
  Proceeds from sale of property                14,065,000
  Payment of selling costs                        (376,955)
  Earnest money deposit credited  to
   purchaser                                      (251,449)
                                            ---------------
  Net cash provided by investing activities     13,436,596
                                            ---------------
Financing activities:
  Distribution to Limited Partners              (1,905,900)      (165,900)
  Repayment of mortgage note payable           (12,279,304)
  Principal payments on mortgage note
    payable                                                       (36,537)
  Release of capital improvement escrow            786,975
                                            ---------------  -------------
  Net cash used in financing activities        (13,398,229)      (202,437)
                                            ---------------  -------------

Net change in cash and cash equivalents           (654,292)      (163,823)
Cash and cash equivalents at beginning
  of year                                        2,235,787      2,110,693
                                            ---------------  -------------

Cash and cash equivalents at end of period  $    1,581,495   $  1,946,870
                                            ===============  =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the three months ended March 31, 1998 and 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $103,760 and $314,823, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                        Paid        Payable
                                      ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $     16,677   $ 31,083

5.  Property Sale:

In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sale price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $376,955 in selling costs and paid a prepayment penalty of $122,793. The basis of the property at the date of sale was $13,688,045, net of accumulated depreciation of $13,200,183. For financial statement purposes, the Partnership recorded a $3,548,157 provision for investment property writedown during 1997 and accordingly no gain or loss was recognized from the sale of the Centre during 1998.

6.  Extraordinary Item:

In January 1998, the Partnership sold the Centre. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $122,865 and paid a prepayment penalty in the amount of $122,793. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

7. Contingency:

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

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlet Centre Partners (the "Partnership") was formed in 1987 to own and operate the Factory Outlet Centre (the "Centre") in Bristol, Wisconsin. The Partnership raised $30,000,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire the Centre. During January 1998, the Partnership sold the Centre.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During January 1998, the Partnership sold the Centre and incurred debt extinguishment expense. During 1997, the Centre operated at a loss. As a result the partnership recognized a net loss for the quarter ended March 31, 1998 and 1997. Further discussion of the operations of the Partnership is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

As a result of the sale of the Centre in January 1998, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating, real estate tax expense and property management fees expense decreased during 1998 as compared to 1997.

Higher average cash balances were available for investment during 1998 due to the proceeds received in connection with the sale of the Centre prior to distribution to Limited Partners in March 1998. In addition, the mortgage note secured by the property was not paid off at the closing date, January 8, 1998. The proceeds were held by the escrow agent and invested until February 1, 1998 when the mortgage note was paid off. As a result, interest income on short-term investments increased during 1998 as compared to 1997.

As a result of higher accounting and legal fees incurred by the Partnership in connection with the property sale, administrative expenses increased during 1998 when compared to 1997.

In January 1998, the Partnership sold the Centre. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $122,865 and paid a prepayment penalty in the amount of $122,793. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased approximately $654,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the payment of accrued real estate taxes. The Partnership used cash flow of approximately $693,000 to fund its operating activities. The operating activities reflect the payment of accrued real estate taxes, the operations of the Centre and the payment of administrative expenses, offset by interest income earned on short-term investments. The Partnership's investing activities of approximately $13,437,000 consisted of the receipt of approximately $13,688,000 of sales proceeds net of selling costs from the sale of the Centre which was partially offset by approximately $251,000 of earnest money credited to the purchaser. The Partnership used net cash of approximately $13,389,000 to fund its financing activities which consisted of the repayment of the mortgage note payable of approximately $12,279,000, the payment of distributions totaling approximately $1,906,000 to Limited Partners and the receipt of the capital improvement escrow of approximately $787,000.

In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sale price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan. Mortgage escrows of $815,045 were released to the Partnership in February 1998 upon the repayment of the first mortgage loan. The Partnership paid $376,955 in selling costs and a prepayment penalty of $122,793. Of the sale proceeds, $400,000 will be retained by the Partnership until July 1998. This amount is reserved to provide for the maximum potential liability of the Partnership pursuant to the sale contract. The remaining available proceeds from the sale were distributed to Limited Partners in March 1998. See Note 5 of Notes to Financial Statements for additional information.

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

To date the Limited Partners have received distributions of Net Cash Receipts of $321.60 and Net Cash Proceeds of $321.08, totaling $642.68 per $1,000 Interest. No further distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. In light of results to date, Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1998 is attached hereto.

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

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of Balcor Partners-XXII, the
                                    General Partner


Date: May 13, 1998
      ---------------------------