Form 10-Q
period 1998-06-30
OUTLET CENTRE PARTNERS
filed 1998-08-12
CIK 812094

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                   1998          1997
                                               ------------- -------------
Cash and cash equivalents                      $  1,372,290  $  2,235,787
Accounts and accrued interest receivable            176,154        43,259
Escrow deposits                                                   815,045
Deferred expenses, net of accumulated
  amortization of $290,938 in 1997                                124,687
                                               ------------- -------------
                                                  1,548,444     3,218,778
                                               ------------- -------------
Investment in real estate:
  Land                                                          2,303,478
  Buildings and improvements                                   24,584,750
                                                             -------------
  Less accumulated depreciation                                26,888,228
                                                               13,171,992
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     13,716,236
                                               ------------- -------------
                                               $  1,548,444  $ 16,935,014
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $      7,579  $    356,100
Due to affiliates                                    35,439        23,918
Accrued liabilities - principally
  real estate taxes                                               403,763
Security deposits                                                  41,810
Escrow liability - earnest money deposit                          251,449
Mortgage note payable                                          12,279,304
                                               ------------- -------------
     Total liabilities                               43,018    13,356,344
                                               ------------- -------------

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (UNAUDITED)
                                  (Continued)

                       LIABILITIES AND PARTNERS' CAPITAL

                                                   1998          1997
                                               ------------- -------------
Commitments and contingencies

Limited Partners' capital (30,000
  Interests issued and outstanding)               1,683,132     3,756,376
General Partner's deficit                          (177,706)     (177,706)
                                               ------------- -------------
     Total partners' capital                      1,505,426     3,578,670
                                               ------------- -------------
                                               $  1,548,444  $ 16,935,014
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                                    1998          1997
                                               ------------- -------------
Income:
  Rental                                       $     78,237  $  1,539,844
  Service                                            84,896     1,124,790
  Settlement income                                  85,000
  Interest on short-term investments                 80,175        57,958
                                               ------------- -------------
    Total income                                    328,308     2,722,592
                                               ------------- -------------

Expenses:
  Interest on mortgage note payable                 103,760       628,711
  Depreciation                                       28,191       651,523
  Amortization                                        1,822        41,562
  Property operating                                  7,823     1,306,904
  Real estate taxes                                  13,301       285,035
  Property management fees                            4,245       115,242
  Administrative                                     90,852        93,766
  Provision for investment property
    writedown                                                   2,000,000
                                               ------------- -------------
    Total expenses                                  249,994     5,122,743
                                               ------------- -------------
Income (loss) before extraordinary item              78,314    (2,400,151)

Extraordinary item:
  Debt extinguishment expense                      (245,658)         None
                                               ------------- -------------
Net loss                                       $   (167,344) $ (2,400,151)
                                               ============= =============
Loss before extraordinary
  item allocated to General Partner                    None  $    (24,002)
                                               ============= =============
Income (loss) before extraordinary
  item allocated to Limited Partners           $     78,314  $ (2,376,149)
                                               ============= =============
Income (loss) before extraordinary
  item per Limited Partnership Interest
  (30,000 issued and outstanding)
  - Basic and Diluted                          $       2.61  $     (79.20)
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)


                                                    1998          1997
                                               ------------- -------------
Extraordinary item allocated to
  General Partner                                      None          None
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $   (245,658)         None
                                               ============= =============
Extraordinary item per Limited
  Partnership Interest (30,000
  issued and outstanding)
  - Basic and Diluted                          $      (8.19)         None
                                               ============= =============
Net loss allocated to
  General Partner                                      None  $    (24,002)
                                               ============= =============
Net loss allocated to
  Limited Partners                             $   (167,344) $ (2,376,149)
                                               ============= =============
Net loss per Limited
  Partnership Interest (30,000 issued and
  outstanding) - Basic and Diluted             $      (5.58) $     (79.20)
                                               ============= =============
Distribution to Limited Partners               $  1,905,900  $    331,800
                                               ============= =============
Distribution per Limited Partnership
  Interest                                     $      63.53  $      11.06
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                                    1998          1997
                                               ------------- -------------
Income:
  Rental                                                     $    730,228
  Service                                                         517,420
  Settlement income                            $     85,000
  Interest on short-term investments                 19,061        28,566
                                               ------------- -------------
    Total income                                    104,061     1,276,214
                                               ------------- -------------

Expenses:
  Interest on mortgage note payable                               313,888
  Depreciation                                                    312,469
  Amortization                                                     20,781
  Property operating                                              635,450
  Real estate taxes                                               142,970
  Property management fees                                         56,610
  Administrative                                     25,797        52,067
  Provision for investment property
    writedown                                                   2,000,000
                                               ------------- -------------
    Total expenses                                   25,797     3,534,235
                                               ------------- -------------
Net income (loss)                              $     78,264  $ (2,258,021)
                                               ============= =============
Net income (loss) allocated to
  General Partner                                      None  $    (22,581)
                                               ============= =============
Net income (loss) allocated to
  Limited Partners                             $     78,264  $ (2,235,440)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (30,000 issued and
  outstanding) - Basic and Diluted             $       2.61  $     (74.51)
                                               ============= =============
Distribution to Limited Partners                       None  $    165,900
                                               ============= =============
Distribution per Limited Partnership
  Interest                                             None  $       5.53
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                                   1998          1997
                                               ------------- -------------
Operating activities:
  Net loss                                     $   (167,344) $ (2,400,151)
  Adjustments to reconcile net loss to net
    cash (used in) or provided by
      operating activities:
        Extraordinary item:
          Debt extinguishment expense               122,865
        Depreciation of property                     28,191       651,523
        Amortization of deferred expenses             1,822        41,562
        Provision for investment property
          writedown                                             2,000,000
        Net change in:
          Accounts and accrued interest
            receivable                             (132,895)      103,466
          Escrow deposits                            28,070
          Prepaid expenses                                        (29,755)
          Accounts payable                         (348,521)      (10,714)
          Due to affiliates                          11,521         5,837
          Accrued liabilities                      (403,763)       (4,870)
          Security deposits                         (41,810)       (3,237)
                                               ------------- -------------
  Net cash (used in) or provided by
    operating activities                           (901,864)      353,661
                                               ------------- -------------
Investing activities:
  Proceeds from sale of property                 14,065,000
  Payment of selling costs                         (376,955)
  Earnest money deposit credited to
    purchaser                                      (251,449)
                                               -------------
Net cash provided by investing activities        13,436,596
                                               -------------
Financing activities:
  Distributions to Limited Partners              (1,905,900)     (331,800)
  Repayment of mortgage note payable            (12,279,304)
  Principal payments on mortgage note payable                     (74,009)
  Release of capital improvement escrow             786,975
                                               ------------- -------------
  Net cash used in financing activities         (13,398,229)     (405,809)
                                               ------------- -------------

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)


                                                   1998          1997
                                               ------------- -------------
Net change in cash and cash equivalents            (863,497)      (52,148)
Cash and cash equivalents at beginning of year    2,235,787     2,110,693
                                               ------------- -------------

Cash and cash equivalents at end of period     $  1,372,290  $  2,058,545
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Partnership will be dissolved. The Centre was sold in January 1998. The Partnership has been dismissed as a defendant in a proposed class action lawsuit. However, there continues to be litigation with former tenants at the property. If this litigation can be resolved and no new contingencies arise, the General Partner expects to terminate the Partnership during the latter part of 1998.

3. Interest Expense:

During the six months ended June 30, 1998 and 1997, the Partnership incurred and paid interest expense on the mortgage note payable of $103,760 and $628,711, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $    21,731    $   5,054  $   35,439

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

6.  Extraordinary Item:

In January 1998, the Partnership sold the Centre. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $122,865 and paid a prepayment penalty in the amount of $122,793. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

7. Contingency:

In the normal course of business, the Partnership is involved in legal actions which arose from the operation of its property. The Partnership is currently involved in litigation with former tenants at the property. In management's opinion, the liabilities, if any, that may ultimately result from such legal action are not expected to have a materially adverse effect on the financial position of the Partnership.

8. Settlement Income:

In July 1998, the Partnership received $85,000 from a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

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

Operations
----------

Summary of Operations
---------------------

During January 1998, the Partnership sold the Centre and incurred debt extinguishment expense. In addition, the Partnership recognized settlement income during the quarter ended June 30, 1998. During the second quarter of 1997, the Partnership recognized a provision for investment property writedown. As a result, the Partnership recognized a significant net loss for the six months and quarter ended June 30, 1997 compared to a smaller loss during the six months and income during the quarter ended June 30, 1998. Further discussion of the operations of the Partnership is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

As a result of the sale of the Centre in January 1998, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees expense decreased during the six months ended June 30, 1998 and ceased during the quarter ended June 30, 1998 as compared to the same periods in 1997.

In July 1998, the Partnership received $85,000 from a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

Higher average cash balances were available for investment during the first quarter of 1998 due to the proceeds received in connection with the sale of the Centre prior to distribution to Limited Partners in March 1998. In addition, the mortgage note secured by the property was not paid off at the closing date, January 8, 1998. The proceeds were held by the escrow agent and invested until February 1, 1998 when the mortgage note was paid off. As a result, interest income on short-term investments increased during the six months ended June 30, 1998 as compared to the same period in 1997. Lower average cash balances were available for investment during the quarter ended June 30, 1998, as compared to the same period in 1997. As a result, interest income on short-term investments decreased during the quarter ended June 30, 1998 as compared to the same period in 1997.

As a result of lower portfolio management fees incurred by the Partnership, administrative expenses decreased during the quarter ended June 30, 1998 when compared to the same period in 1997.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of the Centre. Determinations of fair value were made based on the estimated sales price of the Centre less closing costs and market conditions. During 1997, the Partnership recognized a provision for investment property writedown of $2,000,000 to provide for changes in the estimate of the fair value of the Centre.

In January 1998, the Partnership sold the Centre. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $122,865 and paid a prepayment penalty in the amount of $122,793. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased approximately $863,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the payment of accrued real estate taxes and property accounts payable related to 1997. The Partnership used cash flow of approximately $902,000 to fund its operating activities. The operating activities reflect the payment of accrued real estate taxes and the payment of property accounts payable related to 1997, the operations of the Centre and the payment of administrative expenses, which were partially offset by the receipt of interest income earned on short-term investments and settlement income. The Partnership's investing activities of approximately $13,437,000 consisted of the receipt of approximately $13,688,000 of sales proceeds net of selling costs from the sale of the Centre which was partially offset by approximately $251,000 of earnest money credited to the purchaser. The Partnership used net cash of approximately $13,389,000 to fund its financing activities which consisted of the repayment of the mortgage note payable of approximately $12,279,000, the payment of distributions totaling approximately $1,906,000 to Limited Partners and the receipt of the capital improvement escrow of approximately $787,000.

In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sale price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan. Mortgage escrows of $815,045 were released to the Partnership in February 1998 upon the repayment of the first mortgage loan. The Partnership paid $376,955 in selling costs and a prepayment penalty of $122,793. Of the sale proceeds, $400,000 was retained by the Partnership until July 1998, at which time the funds were released in full. This amount was reserved to provide for the maximum potential liability of the Partnership pursuant to the sale contract. The remaining available proceeds from the sale were distributed to Limited Partners in March 1998. See Note 5 of Notes to Financial Statements for additional information.

In July 1998, the Partnership received $85,000 from a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Partnership will be dissolved. The Centre was sold in January 1998. The Partnership has been dismissed as a defendant in a proposed class action lawsuit. However, there continues to be litigation with former tenants at the property. If this litigation can be resolved and no new contingencies arise, the General Partner expects to terminate the Partnership during the latter part of 1998.

To date, Limited Partners have received distributions of Net Cash Receipts of $321.60 and Net Cash Proceeds of $321.08, totaling $642.68 per $1,000 Interest. No further distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 12, 1998
      ---------------------------