Form 10-K
period 1998-12-31
OUTLET CENTRE PARTNERS
filed 1999-03-26
CIK 812094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I

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

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, the Registrant will be dissolved. In January 1998, the Registrant sold the Centre, its only real estate investment. The Registrant has recently concluded litigation with a former tenant at the property, and there are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Registrant, and on March 23, 1999, the Registrant's registration under the Securities Exchange Act of 1934 was terminated and the Registrant was dissolved.

During January 1998, the Registrant sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 resulting in a net sale price of $14,065,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XXII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Property
----------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding the former real estate property investment.

Item 3.  Legal Proceedings
--------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1998.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

The Registrant was terminated in the State of Illinois on March 22, 1999.
On March 23, 1999, the Registrant's registration under the Securities Exchange Act of 1934 was terminated.

For information regarding previous distributions, see Financial Statements, Statement of Partners Capital and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 1,966.

Item 6. Selected Financial Data
-------------------------------

                                       Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                   ----------  ----------  ----------  ----------   ----------
Total income         $382,647  $5,210,432  $5,186,143  $5,411,464    $5,500,853
Provision for
  investment prop-
  erty writedown         None   3,548,157       None        None         None
Income (loss) before
  extraordinary
  item                 10,682  (4,583,555)   (744,997)   (203,933)     (118,837)
Net loss             (234,976) (4,583,555)   (744,997)   (203,933)     (118,837)
Net loss per
  Limited
  Partnership
  Interest - Basic
  and Diluted           (7.83)    (185.61)     (24.58)      (6.73)       ( 3.92)
Total assets        1,553,418  16,935,014  22,039,698  23,620,607    24,143,296
Mortgage note
  payable                None  12,279,304  12,431,154  12,568,420    12,692,502
Distributions per
  Limited Partnership
  Interest (A)          63.53       22.12      22.108       5.527         None

(A) These amounts include a distribution of original capital of $58.00 for 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During January 1998, Outlet Centre Partners (the "Partnership") sold the Centre and incurred debt extinguishment expense. Income from operations decreased during 1998 as a result of the sale of the property. During 1997, the Partnership recognized a provision for investment property writedown. In addition, property operations decreased at the Centre during 1997 as compared to 1996 primarily due to higher property operating expenses. The recognition of the provision for investment property writedown during 1997 resulted in a larger net loss during 1997 as compared to 1998 and 1996. Further discussion of the operations of the Centre is summarized below.

1998 Compared to 1997
---------------------

As a result of the sale of the Centre in January 1998, rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees expense decreased during 1998 as compared 1997.

In 1998, the Partnership received $85,382 from a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

The Partnership recognized other income during 1997 in connection with partial refunds of prior years' insurance premiums relating to the Centre.

Primarily as a result of lower portfolio management and legal fees, administrative expenses decreased during 1998 as compared to 1997.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of the Centre. Determinations of fair value were made based on the estimated sales price of the Centre less closing costs and market conditions. During 1997, the Partnership recognized a provision for investment property writedown of $3,548,157 to provide for a change in the estimate of the fair value of the Centre.

In January 1998, the Partnership sold the Centre. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred financing fees of $122,865 and paid a prepayment penalty of $122,793. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

1997 Compared to 1996
---------------------

The Partnership billed tenants on a monthly basis for common area maintenance, real estate taxes and other expenses of the Centre based on estimates.

Adjustments were periodically made to these billings once the Partnership had determined the actual amounts due. During 1997, the Partnership recognized higher reimbursements than during 1996 related to common area maintenance. In 1996, the adjustment of billings for real estate taxes resulted in decreased reimbursements from tenants due to a prior year's reduction in the assessed value of the Centre levied by the local taxing authority. As a result, service income increased during 1997 when compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased approximately $704,000 as of December 31, 1998 when compared to December 31, 1997 due to the payment of accrued real estate taxes and property accounts payable related to 1997. The Partnership used cash of approximately $743,000 to fund its operating activities. The operating activities reflect the payment of accrued real estate taxes and the payment of property accounts payable related to 1997, the operations of the Centre and the payment of administrative expenses, which were partially offset by the receipt of interest income earned on short-term investments and settlement income. The Partnership's investing activities of approximately $13,437,000 consisted of the receipt of approximately $13,688,000 of net sales proceeds from the sale of the Centre which was partially offset by approximately $251,000 of earnest money credited to the purchaser. The Partnership used net cash of approximately $13,398,000 to fund its financing activities which consisted of the repayment of the mortgage note payable of approximately $12,279,000, the payment of distributions totaling approximately $1,906,000 to Limited Partners and the receipt of the capital improvement escrow of approximately $787,000. In March 1999, a final distribution of $1,615,500 was made to Limited Partners, as discussed below.

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

In 1998, the Partnership received $85,382 in a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, the Partnership will be dissolved. As discussed above, the Centre was sold in January 1998. The Partnership has recently concluded litigation with a former tenant at the property, and there are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Partnership. After retaining approximately $116,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,615,500 ($53.85 per Interest) was made to the Limited Partners in March 1999, which represents all remaining cash reserves, including a capital contribution of $177,706 from the General Partner pursuant to the Partnership Agreement. The distribution consisted of $19.64 per Interest of Net Cash Proceeds and $34.21 per Interest of Net Cash Receipts.

The Partnership was terminated in the State of Illinois on March 22, 1999. On March 23, 1999, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

The Partnership made distributions totaling $63.53, $22.12 and $22.11 per Interest in 1998, 1997 and 1996, respectively. See Statement of Partners Capital for additional information. Distributions were comprised of $5.53 per Interest of Net Cash Receipts and $58.00 per Interest of Net Cash Proceeds in 1998. Distributions were comprised entirely of Net Cash Receipts in 1997 and 1996.

Including the final distribution issued in March 1999, Limited Partners have received distributions totaling $696.53 per $1,000 Interest. Of this amount, $355.81 per Interest represents a distribution of Net Cash Receipts and $340.72 per Interest represents a distribution of Net Cash Proceeds. In addition, Limited Partners have received certain tax benefits. Limited Partners did not recover a substantial portion of their original investment. The General Partner did not receive any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $1,553,418    $5,628,991 $16,935,014   $24,685,760
Partners' capital
  (deficit):
General Partner         (177,706)     (177,706)   (177,706)      (15,127)
Limited Partners       1,615,500     5,744,732   3,756,376    11,339,512
Net (loss) income:
  General Partner           None      (162,579)    984,851       514,226
  Limited Partners      (234,976)   (3,688,880) (5,568,406)   (1,793,207)
  Per Limited Partner-
      ship Interest        (7.83)(A)   (122.96)    (185.61)(A)    (59.77)

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XXII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                    OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

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

Date: March 26, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XXII,
                         the General Partner
/s/ Thomas E. Meador                                        March 26, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XXII,
                         the General Partner
/s/ Jayne A. Kosik                                          March 26, 1999
--------------------                                        --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules:

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Partners of
Outlet Centre Partners:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Outlet Centre Partners An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment, and accordingly has ceased operations and was dissolved on March 22, 1999.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 24, 1999

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,531,299   $   2,235,787
Accounts and accrued interest receivable           22,119          43,259
Escrow deposits                                                   815,045
Deferred expenses, net of accumulated
  amortization of $290,938 in 1997                                124,687
                                            --------------  --------------
                                                1,553,418       3,218,778
                                            --------------  --------------
Investment in real estate:
  Land                                                          2,303,478
  Buildings and improvements                                   24,584,750
                                                            --------------
                                                               26,888,228
  Less accumulated depreciation                                13,171,992
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     13,716,236
                                            --------------  --------------
                                            $   1,553,418   $  16,935,014
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      63,368   $     356,100
Due to affiliates                                  52,256          23,918
Accrued liabilities - principally
  real estate taxes                                               403,763
Security deposits                                                  41,810
Escrow liability - earnest money deposit                          251,449
Mortgage note payable                                          12,279,304
                                            --------------  --------------
    Total liabilities                             115,624      13,356,344
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (30,000
  Interests issued and outstanding)             1,615,500       3,756,376
General Partner's deficit                        (177,706)       (177,706)
                                            --------------  --------------
    Total partners' capital                     1,437,794       3,578,670
                                            --------------  --------------
                                            $   1,553,418   $  16,935,014
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997, and 1996


                                  Partners' Capital (Deficit) Accounts
                                 ---------------------------------------
                                                  General      Limited
                                     Total        Partner     Partners
                                 ------------- ------------ ------------
Balance at December 31, 1995     $ 10,234,062  $(1,155,107) $11,389,169

Cash distributions to
  Limited Partners (A)               (663,240)                 (663,240)
Net loss for the year
  ended December 31, 1996            (744,997)      (7,450)    (737,547)
                                 ------------- ------------ ------------
Balance at December 31, 1996        8,825,825   (1,162,557)   9,988,382

Cash distributions to
  Limited Partners (A)               (663,600)                 (663,600)
Net loss for the year
  ended December 31, 1997          (4,583,555)     984,851   (5,568,406)
                                 ------------- ------------ ------------
Balance at December 31, 1997        3,578,670     (177,706)   3,756,376

Cash distributions to
  Limited Partners (A)             (1,905,900)               (1,905,900)
Net loss for the year
  ended December 31, 1998            (234,976)                 (234,976)
                                 ------------- ------------ ------------
Balance at December 31, 1998     $  1,437,794  $  (177,706) $ 1,615,500
                                 ============= ============ ============

(A)  Summary of cash distributions paid per Limited Partnership Interest

                                         1998         1997         1996
                                 ------------- ------------ ------------
First Quarter                    $     63.53   $      5.53  $     5.527
Second Quarter                          None          5.53        5.527
Third Quarter                           None          5.53        5.527
Fourth Quarter                          None          5.53        5.527

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996


                                      1998         1997         1996
                                 ------------- ------------ ------------
Income:
  Rental                         $     78,237  $ 3,025,675  $ 3,158,015
  Service                              84,896    2,049,424    1,883,814
  Settlement income                    85,382
  Interest on short-term
    investments                       134,132      133,612      144,314
  Other income                                       1,721
                                 ------------- ------------ ------------
      Total income                    382,647    5,210,432    5,186,143
                                 ------------- ------------ ------------
Expenses:
  Interest on mortgage
    note payable                      103,760    1,253,590    1,268,175
  Depreciation                         28,191    1,303,047    1,320,673
  Amortization                          1,822       83,125       83,125
  Property operating                    7,929    2,670,750    2,251,600
  Real estate taxes                    13,301      404,667      567,357
  Property management fees              4,245      222,020      231,329
  Administrative                      212,717      308,631      208,881
  Provision for investment
    property writedown                           3,548,157
                                 ------------- ------------ ------------
      Total expenses                  371,965    9,793,987    5,931,140
                                 ------------- ------------ ------------
Income (loss) before
  extraordinary item                   10,682   (4,583,555)    (744,997)

Extraordinary item:
  Debt extinguishment expense        (245,658)
                                 ------------- ------------ ------------
Net loss                         $   (234,976) $(4,583,555) $  (744,997)
                                 ============= ============ ============
Income (loss) before
  extraordinary item allocated
  to General Partner                     None  $   984,851  $    (7,450)
                                 ============= ============ ============
Income (loss) before
  extraordinary item allocated
  to Limited Partners            $     10,682  $(5,568,406) $  (737,547)
                                 ============= ============ ============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996
                                  (Continued)


                                      1998         1997         1996
                                 ------------- ------------ ------------
Income (loss) before
  extraordinary item per Limited
  Partnership Interest (30,000
  issued and outstanding) -
  Basic and Diluted              $       0.36  $   (185.61) $    (24.58)
                                 ============= ============ ============
Extraordinary item allocated to
  General Partner                        None         None         None
                                 ============= ============ ============
Extraordinary item allocated to
  Limited Partners               $   (245,658)        None         None
                                 ============= ============ ============
Extraordinary item per Limited
  Partnership Interest (30,000
  issued and outstanding)
  - Basic and Diluted            $      (8.19)        None         None
                                 ============= ============ ============
Net income (loss) allocated to
  General Partner                        None  $   984,851  $    (7,450)
                                 ============= ============ ============
Net loss allocated to Limited
  Partners                       $   (234,976) $(5,568,406) $  (737,547)
                                 ============= ============ ============
Net loss per Limited
  Partnership Interest (30,000
  issued and outstanding) -
  Basic and Diluted              $      (7.83) $   (185.61) $    (24.58)
                                 ============= ============ ============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997, and 1996


                                      1998         1997         1996
                                 ------------- ------------ ------------
Operating activities:
  Net loss                       $   (234,976) $(4,583,555) $  (744,997)
  Adjustments to reconcile net
    loss to net cash (used in)
    or provided by operating
    activities:
    Extraordinary item:
      Debt extinguishment expense     122,865
      Depreciation of property         28,191    1,303,047    1,320,673
      Amortization of deferred
        expenses                        1,822       83,125       83,125
      Provision for investment
        property writedown                       3,548,157
      Net change in:
        Accounts and accrued
          interest receivable          21,140      286,087     (288,901)
        Escrow deposits                28,070      (28,304)     (17,091)
        Prepaid expenses                            37,666       (3,868)
        Accounts payable             (292,732)     222,676       (3,757)
        Due to affiliates              28,338      (10,697)      20,682
        Accrued liabilities          (403,763)    (163,594)     (51,535)
        Security deposits             (41,810)      (5,513)        (796)
                                 ------------- ------------ ------------
  Net cash (used in) or provided
    by operating activities          (742,855)     689,095      313,535
                                 ------------- ------------ ------------
Investing activities:
  Proceeds from sale of property   14,065,000
  Payment of selling costs           (376,955)
  Earnest money deposit              (251,449)     251,449
                                 ------------- ------------
  Net cash provided by investing
    activities                     13,436,596      251,449
                                 -------------  -----------
Financing activities:
  Distributions to Limited
    Partners                       (1,905,900)    (663,600)    (663,240)
  Repayment of mortgage note
    payable                       (12,279,304)
  Principal payments on
    mortgage note payable                         (151,850)    (137,266)
  Release of capital improvement
    escrow                            786,975                   191,600
                                 ------------- ------------ ------------

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997, and 1996
                                  (Continued)


                                      1998         1997         1996
                                 ------------- ------------ ------------
  Net cash used in finanacing
    activities                   $(13,398,229) $  (815,450) $  (608,906)
                                 ------------- ------------ ------------
Net change in cash and cash
  equivalents                        (704,488)     125,094     (295,371)
Cash and cash equivalents at
  beginning of year                 2,235,787    2,110,693    2,406,064
                                 ------------- ------------ ------------
Cash and cash equivalents at
  end of year                    $  1,531,299  $ 2,235,787  $ 2,110,693
                                 ============= ============ ============

The accompanying notes are an integral part of the financial statements.

                            OUTLET CENTRE PARTNERS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Termination of Partnership Affairs:

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, Outlet Centre Partners (the "Partnership") will be dissolved. The Factory Outlet Centre was sold in January 1998. The Partnership has recently concluded litigation with a former tenant at the property, and there are currently no contingencies outstanding. Therefore, the General Partner commenced liquidation of the Partnership. After retaining approximately $116,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,615,500 ($53.85 per Interest) was made to the Limited Partners in March 1999, which represents all remaining cash reserves, including a capital contribution of $177,706 from the General Partner pursuant to the Partnership Agreement. The distribution consisted of $19.64 per Interest of Net Cash Proceeds and $34.21 per Interest of Net Cash Receipts. Including this final distribution, Limited Partners have received cumulative distributions of $696.53 per $1,000 Interest, of which $355.81 represents Net Cash Receipts and $340.72 represents Net Cash Proceeds.

The Partnership was terminated in the State of Illinois on March 22, 1999.
On March 23, 1999, the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the General Partner to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:
                                                    Years
                                                    -----

               Buildings and improvements          18 - 25
               Furniture and fixtures                 5

Depreciation expense for capitalized tenant improvements was computed using a straight-line method over the term of the lease.

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(c) The Partnership recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimated the fair value of its property based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not have been recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the term of the loan agreement. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(f) The Partnership calculated the fair value of its financial instruments based on estimates using present value techniques. The Partnership included this additional information in the notes to the financial statements when the fair value was different than the carrying value of those financial instruments. When the fair value reasonably approximated the carrying value, no additional disclosure was made.

(g) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(h) Cash and cash equivalents included all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents were held or invested primarily in one financial institution.

(i) The Partnership was not liable for Federal income taxes as each partner recognized his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes was made in the financial statements of the Partnership.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and had been applied to the prior earnings period presented in the financial statements. Since the Partnership had no dilutive securities, there was no difference between basic and diluted net income per Limited Partnership Interest.

3. Partnership Agreement:

The Partnership was organized on March 13, 1987. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 30,000 Limited Partnership Interests at $1,000 per Interest, 30,000 of which were sold on or prior to March 9, 1988, the termination date of the offering.

The Partnership through its subsidiaries owned the Factory Outlet Centre (the "Centre") located in Bristol, Wisconsin. The Partnership Agreement provided that the General Partner would be allocated 1% of the profits and losses and the Limited Partners would be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

Pursuant to the Partnership Agreement, Net Cash Receipts available for distribution would be distributed 90% to Limited Partners and 10% to the General Partner. The General Partner's share of Net Cash Receipts was subordinated to the receipt by Limited Partners of certain levels of return. Since the required subordination levels were not met, the General Partner did not receive any distributions of Net Cash Receipts during the lifetime of the Partnership. All available Net Cash Proceeds were distributed to the Limited Partners. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale of the Centre, subject to certain subordination levels. Since the required subordination levels were not met, the General Partner did not receive any distributions of Net Cash Proceeds during the lifetime of the Partnership.

4. Mortgage Note Payable:

The mortgage loan balance at December 31, 1997 was $12,279,304. The Centre was sold in January 1998 and the mortgage loan was repaid in full. A mortgage escrow of $815,045 was released to the Partnership upon the repayment of the mortgage loan in February 1998. See Note 9 of Notes to Financial Statements for additional information.

During the years ended December 31, 1998, 1997 and 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $103,760, $1,253,590 and $1,268,175, respectively.

5. Management Agreement:

The Centre was managed by a third-party management company prior to its sale. This management agreement provided for fees of 3% of all rental and certain service receipts collected plus leasing commissions on new leases of up to 3% of lease revenues.

6. Tax Accounting:

The Partnership maintained its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $3,616,483 less than the tax loss for the same period due principally to the provision for investment property writedown recognized in the 1997 financial statements.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                         ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         ------- --------  ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $4,458  $5,923  $12,996  $3,416    $8,122  $6,869
    Data processing        2,328   1,020    2,771    None     1,059    None
    Legal                 14,923  20,403   21,066   5,536     2,000   1,634
    Portfolio management  18,382  24,910   47,283  13,155    31,163  25,972
    Other                  1,811    None    6,890   1,811        47     138

Since the Limited Partners did not receive Net Cash Proceeds distributions in an amount equal to their original capital contribution, the General Partner is required to make a capital contribution of $177,706 to the Partnership upon dissolution in accordance with the Partnership Agreement. This amount was included in the Net Cash Proceeds distribution made to the Limited Partners in March 1999.

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $6,087 for 1996.

8. Investment Property Writedown:

During 1997, the General Partner determined that an impairment had occurred to the asset value of the Centre due to continued competition in the market which had resulted in a decline in the value of the property. As a result, the property was written down to the sales price less closing costs and the Partnership recognized a $3,548,157 provision for investment property writedown during 1997. In January 1998, the Partnership sold the Centre. See Note 9 of Notes to Financial Statements for additional information.

9.  Property Sale:

In January 1998, the Partnership sold the Centre in an all cash sale for $15,000,000, less a credit of $935,000 related to tenant improvements and renovations for a net sale price of $14,065,000. From the proceeds of the sale, the Partnership paid $12,279,304 to the third party mortgage holder in full satisfaction of the first mortgage loan, $376,955 in selling costs and a prepayment penalty of $122,793. The basis of the property at the date of sale was $13,688,045, net of accumulated depreciation of $13,200,183. For financial statement purposes, the Partnership recorded a $3,548,157 provision for investment property writedown during 1997 and accordingly no gain or loss was recognized from the sale of the Centre during 1998.

10.  Extraordinary Item:

In connection with the sale of the Centre, the Partnership wrote off the remaining unamortized deferred financing fees of $122,865 and paid a prepayment penalty of $122,793. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

11. Settlement Income:

In 1998, the Partnership received $85,382 from a settlement with a former tenant of the Centre. The settlement relates to rental income owed to the Partnership pursuant to the tenant's lease. This amount was recognized as settlement income for financial statement purposes.